Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1995-05-15
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                              -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-17173




                      MCNEIL REAL ESTATE FUND XXVII, L.P.
- - - - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         Delaware                                                33-0214387
- - - - -----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - - - -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code (214) 448-5800
                                                   --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - - - ------  --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             March 31,         December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
- - - - ------
 Real estate investments:
   Land.....................................................               $ 5,387,855         $ 5,387,855
   Building and improvements................................                26,186,354          26,072,480
                                                                            ----------          ----------
                                                                            31,574,209          31,460,335
   Less:  Accumulated depreciation and amortization.........                (5,909,359)         (5,538,346)
                                                                            ----------          ----------
                                                                            25,664,850          25,921,989
                                                                            ----------          ----------

Mortgage loan investments...................................                 1,757,253           1,821,352
Less: Allowance for impairment..............................                  (303,626)           (349,325)
                                                                            ----------          ----------
                                                                             1,453,627           1,472,027

Mortgage loan investments - affiliates......................                 2,235,902           3,207,902
Cash and cash equivalents ..................................                 9,200,884           7,196,410
Cash segregated for security deposits and repurchase........
   of limited partnership units.............................                    71,829             404,312
Accounts receivable.........................................                   523,822             525,287
Accrued interest receivable.................................                    21,080              49,373
Deferred borrowing costs, net of accumulated
   amortization of $102,183 and $91,612 at March 31,
   1995 and December 31, 1994, respectively.................                   193,795             204,366
Prepaid expenses and other assets...........................                   496,733             520,187
                                                                            ----------          ----------
                                                                           $39,862,522         $39,501,853
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - - - -----------------------------------------

Mortgage note payable.......................................                $6,689,873         $ 6,726,266
Accounts payable and accrued expenses.......................                    76,053              72,431
Accrued property taxes......................................                   200,481                   -
Payable to limited partners.................................                         -             332,931
Payable to affiliates.......................................                   265,150             227,189
Security deposits and deferred rental income................                   223,539             194,886
                                                                            ----------          ----------
                                                                             7,455,096           7,553,703
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
   authorized; 5,310,877 limited partnership units
   outstanding at March 31, 1995 and December 31, 1993......                32,560,280          32,105,597
   General Partner..........................................                  (152,854)           (157,447)
                                                                            ----------          ----------
                                                                            32,407,426          31,948,150
                                                                            ----------          ----------
                                                                           $39,862,522         $39,501,853
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  1995                1994
                                                                                ---------          ---------
Revenue:
  Rental revenue...............................................                $1,931,262         $1,811,367
  Interest income on mortgage loan investments.................                    53,772             30,602
  Interest income on mortgage loan investments-affiliates......                    93,971             65,412
  Other interest income........................................                    89,943             31,351
  Property tax refund..........................................                    30,515                  -
                                                                                ---------          ---------
    Total revenue..............................................                 2,199,463          1,938,732
                                                                                ---------          ---------

Expenses:
  Interest.....................................................                   186,878            190,254
  Depreciation and amortization................................                   371,013            352,653
  Property taxes...............................................                   219,920            197,994
  Personnel costs..............................................                   182,492            150,531
  Utilities....................................................                   109,917            111,575
  Repairs and maintenance......................................                   129,951            123,279
  Property management fees - affiliates........................                   108,127            100,692
  Other property operating expenses............................                   164,643            161,579
  General and administrative...................................                     7,793             34,355
  General and administrative - affiliates......................                   259,453            245,859
                                                                                ---------          ---------
    Total expenses.............................................                 1,740,187          1,668,771
                                                                                ---------          ---------

Net income.....................................................                $  459,276         $  269,961
                                                                                =========          =========

Net income allocable to limited partners.......................                $  454,683         $  267,261
Net income allocable to General Partner........................                     4,593              2,700
                                                                                ---------          ---------
Net income.....................................................                $  459,276         $  269,961
                                                                                =========          =========

Net income per weighted average hundred limited
  partnership units............................................                $     8.56         $     5.00
                                                                                =========          =========

















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                                    Total
                                                       General                 Limited              Partners'
                                                       Partner                 Partners             Equity
                                                       --------                ----------           ----------
Balance at December 31, 1993..............            $(171,003)              $31,096,521          $30,925,518

Net income................................                2,700                   267,261              269,961
                                                       --------                ----------           ----------

Balance at March 31, 1994.................            $(168,303)              $31,363,782          $31,195,479
                                                       ========                ==========           ==========


Balance at December 31, 1994..............            $(157,447)              $32,105,597          $31,948,150

Net income................................                4,593                   454,683              459,276
                                                       --------                ----------           ----------

Balance at March 31, 1995.................            $(152,854)              $32,560,280          $32,407,426
                                                       ========               ===========           ==========





























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents



                                                                                Three Months Ended
                                                                                      March 31,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                   $1,945,420              $1,803,901
   Cash paid to suppliers............................                     (552,063)               (699,998)
   Cash paid to affiliates...........................                     (329,619)               (469,811)
   Interest received.................................                       95,554                  71,107
   Interest received from affiliates.................                      124,726                  82,653
   Interest paid.....................................                     (176,307)               (179,683)
   Property taxes paid...............................                      (19,439)                (51,363)
   Property tax refund...............................                       30,515                       -
                                                                         ---------               ---------
Net cash provided by operating activities............                    1,118,787                 556,806
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (113,874)                (59,810)
   Proceeds from collection of mortgage loan
     investments.....................................                       64,099                       -
   Mortgage loan investments - affiliates............                            -                 (93,830)
   Proceeds from collection of mortgage loan
     investments - affiliates........................                      972,000               1,603,135
                                                                         ---------               ---------
Net cash provided by investing activities............                      922,225               1,449,495
                                                                         ---------               ---------

Cash flows from financing activities:
   Net decrease in cash segregated for repurchase
     of limited partnership units....................                      332,786                 249,536
   Principal payments on mortgage note
     payable.........................................                      (36,393)                (33,016)
   Repurchase of limited partnership units...........                     (332,931)               (332,933)
                                                                         ---------               ---------
Net cash used in financing activities................                      (36,538)               (116,413)
                                                                         ---------               ---------

Net increase in cash and cash equivalents............                    2,004,474               1,889,888

Cash and cash equivalents at beginning of
   period............................................                    7,196,410               4,580,636
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $9,200,884              $6,470,524
                                                                         =========               =========








The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                                Three Months Ended
                                                                                      March 31,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ---------               ---------

Net income...........................................                   $  459,276              $  269,961
                                                                         ---------               ---------

Adjustments to reconcile net income to net cash
  provided  by  operating activities:
   Depreciation and amortization.....................                      371,013                 352,653
   Amortization of deferred borrowing costs..........                       10,571                  10,571
   Allowance for impairment of mortgage loan
     investment......................................                      (45,699)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (303)                (17,594)
     Accounts receivable.............................                        1,465                  (2,514)
     Accrued interest receivable.....................                       28,293                  26,395
     Prepaid expenses and other assets...............                       23,454                 (52,894)
     Accounts payable and accrued expenses...........                        3,622                 (95,971)
     Accrued property taxes..........................                      200,481                 146,631
     Payable to affiliates...........................                       37,961                (123,260)
     Security deposits and deferred rental
       income........................................                       28,653                  42,828
                                                                         ---------               ---------

       Total adjustments.............................                      659,511                 286,845
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,118,787              $  556,806
                                                                         =========               =========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)

NOTE 1.
- - - - ------

McNeil Real Estate Fund XXVII, L.P. (the "Partnership"), formerly known as Southmark Prime Plus, L.P., was organized by affiliates of Southmark Corporation ("Southmark") on January 16, 1987, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act to make short-term loans to affiliates of the general partner. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, Dallas, Texas 75240.

NOTE 3.
- - - - ------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 4.
- - - - ------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its mini-storage warehouses and 6% of gross rental receipts for its commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's mini-storage warehouses and commercial properties and leasing services for its mini-storage warehouses. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                                                Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees.............................                     $108,127                $100,692
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      107,999                 104,537
   Asset management fee..............................                      151,454                 141,322
                                                                           -------                 -------
                                                                          $367,580                $346,551
                                                                           =======                 =======


Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership received repayments from affiliates of $972,000 during the first three months of 1995. The Partnership loaned $93,830 and received repayments from affiliates of $1,603,135 during the first three months of 1994.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $93,971 and $65,412 for the three months ended March 31, 1995 and 1994, respectively, of which $6,719 and $3,745, respectively, was paid or payable by the General Partner. In addition, the General Partner paid in advance the interest which would be owed for one year pursuant to this arrangement which totaled $4,300 for the three months ended March 31, 1994. The Partnership repaid $42,500 of such prepaid interest to the General Partner in connection with loans repaid during the first three months of 1994. No such repayment was made during the first three months of 1995.

Payable to affiliates at March 31, 1995 and December 31, 1994 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 5.
- - - - ------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $984,649 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $300,000, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

NOTE 6.
- - - - ------

On May 9, 1995, the Partnership paid down its mortgage note payable by $4,675,000.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- - - - -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported net income for the first three months of 1995 of $459,276 as compared to $269,961 for the first three months of 1994. Revenues were $2,199,463 for the first three months of 1995, up from $1,938,732 for the same period in 1994. Expenses were $1,740,187 in 1995 as compared to $1,668,771 in 1994.

Net cash provided by operating activities was $1,118,787 for the three months ended March 31, 1995, a change from $556,806 during the same three month period in 1994. The Partnership expended $113,874 for capital improvements, $36,393 for principal payments on the mortgage note payable and $145 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units). The Partnership received $972,000 for repayment of affiliate loans and $64,099 in collections of principal on mortgage loan investments to an unaffiliated borrower, resulting in a net increase in cash of $2,004,474 at March 31, 1995.

RESULTS OF OPERATIONS
- - - - ---------------------

Revenue:

Total revenue increased by $260,731 the first three months of 1995 as compared to the same period in the prior year. The increase was primarily due to an increase in rental revenue, as discussed below.

Rental revenue for the three months ended March 31, 1995 increased by $119,895 as compared to the same period in 1994. The increase was mainly due to increases in occupancy at One Corporate Center III Office Building and AAA Sentry Mini-Storage. One Corporate Center III was 96% occupied at March 31, 1995 as compared to 88% at March 31, 1994, resulting in an increase in rental revenue of approximately $70,000. Rental revenue increased by approximately $25,000 at AAA Sentry as occupancy increased to 100% at the end of the first quarter of 1995 from 96% for the same period in 1994.

Interest income on the Partnership's mortgage loan investments to an unaffiliated borrower (the A-Quality Mini-Storage loan) increased by $23,170 for the three months ended March 31, 1995 in relation to the respective period in the prior year. The increase was mainly due to an increase in the interest rate earned on the first lien loan which is based on the prime lending rate of Bank of America.

Interest income on mortgage loans investments - affiliates increased by $28,559 for the three months ended March 31, 1995 as compared to the prior year. The increase was the result of higher interest rates earned on outstanding loans which are based on the prime lending rate of Bank of America.

Other interest income for the three months ended March 31, 1995 increased by $58,592 as compared to the same period in the prior year. The increase was primarily the result of higher average cash balances available for short-term investment in 1995. The Partnership held $9.2 million of cash and cash equivalents at March 31, 1995 as compared to $6.5 million at March 31, 1994. In addition, there was a slight increase in interest rates earned on invested cash in 1995.

In 1995, the Partnership received a $30,515 property tax refund for AAA Century Self Storage as a result of an appeal filed on behalf of the property. No such tax refund was received in the first quarter of 1994.

Expenses:

Total expenses increased by $71,416 for the first three months of 1995 as compared to the same period in the prior year, as discussed below.

Property taxes increased by $21,926 for the three months ended March 31, 1995 in relation to the comparable period in the prior year. The increase was the result of an increase in the assessed taxable value of One Corporate Center I and III Office Buildings by taxing authorities.

Personnel costs for the first three months of 1995 increased by $31,961 as compared to the first three months of 1994. The increase was due to an increase in compensation paid to on-site personnel at all of the properties.

General and administrative expenses decreased by $26,562 for the three months ended March 31, 1995 as compared to the same period in 1994. In the first three months of 1994, the Partnership incurred approximately $23,000 more in legal expenses than in 1995. The majority of these expenses were attributable to a law suit against the borrower on the A-Quality Mini-Storage loan and a suit against the officers and directors of the original general partner and the Partnership's former auditors.

LIQUIDITY AND CAPITAL RESOURCES
- - - - -------------------------------

The Partnership generated $1,118,787 of cash through operating activities in the first quarter of 1995 as compared to $556,806 in the first quarter of 1994. The increase in 1995 was partially due to an increase in cash received from tenants (see discussion of the increase in rental revenue above). In addition, there was a decrease in cash paid to suppliers and cash paid to affiliates due to the timing of the payment of invoices at the end of the quarter.

The Partnership expended $113,874 and $59,810 for capital improvements to its properties in 1995, and 1994, respectively. The increase in 1995 was mainly due to costs for replacing a roof at Military Trail Mini-Storage.

In 1995, the Partnership received $64,099 in payments on its mortgage loan investment to an unaffiliated borrower. The loan was modified effective January 1994; however, no principal payments were received on the loan until April 1994. Prior to the modification, interest only from the excess cash flow of the property was paid on the loan.

The Partnership collected principal on loans to affiliates (net of loans made) of $972,000 and $1,509,305 in the first three months of 1995 and 1994, respectively.

Short-term liquidity:
- - - - --------------------

At March 31, 1995, the Partnership held cash and cash equivalents of $9,200,884.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1995. The Partnership has budgeted $641,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties.

In May 1995, the Partnership paid down its mortgage note payable by $4,675,000. The Partnership is currently negotiating to secure a $5 million line of credit. If a line of credit is obtained, available cash reserves will be used to pay off the remaining balance of the Partnership's mortgage note payable. If this occurs, the Partnership will evaluate its cash reserves to determine when distributions to the partners will be resumed.

Long-term liquidity:
- - - - -------------------

The Partnership's only debt is not due until 1999. As previously discussed, the remaining balance of this loan may be paid off in 1995 if a line of credit is obtained.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - - - ------   -----------------

Robert Lewis v. McNeil Real Estate Fund XXVII,  L.P. and McNeil Partners, L.P.,
- - - - ------------------------------------------------------------------------------
Civil Action No. 13287 (Del. Ch.). This complaint  alleged,  among other things, that the General  Partner  caused the  Partnership  to loan money to  affiliated partnerships at rates lower than the Partnership's cost of borrowing,  which the plaintiff  alleged  constituted  a breach  of the  General  Partner's  fiduciary duties.  The complaint  alleged that the affiliate loans were designed to enable the affiliated  partnerships to continue in business so as to enable the General
Partner to continue  collecting  fees from them.  An answer to the complaint was filed on February 3, 1994,  denying the  material  averments of  wrongdoing  and asserting  affirmative  defenses.  In 1995,  the plaintiff  and the  Partnership executed  a  Stipulation  and Order of  Dismissal,  which  dismissed  the action without prejudice.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - ------   --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Document Description
         -------                    --------------------
         4.2                        Amended and Restated  Partnership  Agreement of McNeil XXVII, L.P. dated March 30, 1992.
                                    (Incorporated  by  reference  to the Current Report of the registrant on Form 8-K dated
                                    March 30, 1992, as filed on April 10, 1992).

         10.                        Mutual Release and Settlement  Agreement between  Southmark Storage  Associates Limited
                                    Partnership and McNeil Real Estate Fund XXVII, L.P.

         11.                        Statement   regarding   computation  of  Net Income per Hundred Limited Partnership Units.
                                    Net income per one  hundred  limited partnership units is computed by dividing net income income  allocated to  the limited  partners  by  the  weighted  average number of limited partnership units outstanding  (expressed in hundreds).  Per  unit  information  has been computed based on  53,109 and  53,483  weighted  average  limited  partnership  units (in hundreds) outstanding in 1995 and 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXVII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



        May 15, 1995                               By:  /s/ Donald K. Reed
- - - - ----------------------------                            -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



        May 15, 1995                               By:  /s/ Robert C. Irvine
- - - - ----------------------------                            -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



        May 15, 1995                               By:  /s/ Carol A. Fahs
- - - - ----------------------------                            --------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
