Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1995-08-14
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      June 30, 1995
                           ---------------------------------------------------


                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-17173




                      MCNEIL REAL ESTATE FUND XXVII, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         Delaware                                                  33-0214387
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code   (214) 448-5800
                                                   ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------
Real estate investments:
   Land.....................................................               $ 5,387,855         $ 5,387,855
   Buildings and improvements...............................                26,437,783          26,072,480
                                                                            ----------          ----------
                                                                            31,825,638          31,460,335
   Less:  Accumulated depreciation and amortization.........                (6,283,016)         (5,538,346)
                                                                            ----------          ----------
                                                                            25,542,622          25,921,989
                                                                            ----------          ----------

Mortgage loan investments...................................                 1,689,371           1,821,352
Less: Allowance for impairment..............................                  (258,274)           (349,325)
                                                                            ----------          ----------
                                                                             1,431,097           1,472,027

Mortgage loan investments - affiliates......................                 2,235,902           3,207,902
Cash and cash equivalents ..................................                 6,425,271           7,196,410
Cash segregated for security deposits and repurchase........
   of limited partnership units.............................                   155,952             404,312
Accounts receivable.........................................                   403,214             525,287
Accrued interest receivable.................................                    21,791              49,373
Deferred borrowing costs, net of accumulated
   amortization of $110,808 and $91,612 at June 30,
   1995 and December 31, 1994, respectively.................                    81,628             204,366
Prepaid expenses and other assets...........................                   543,483             520,187
                                                                            ----------          ----------
                                                                           $36,840,960         $39,501,853
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable.......................................               $ 2,019,844         $ 6,726,266
Accounts payable and accrued expenses.......................                    90,427              72,431
Accrued property taxes......................................                   183,772                   -
Payable to limited partners.................................                         -             332,931
Payable to affiliates.......................................                   273,654             227,189
Security deposits and deferred rental income................                   224,958             194,886
                                                                            ----------          ----------
                                                                             2,792,655           7,553,703
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
   authorized; 5,310,877 limited partnership units
   outstanding at June 30, 1995 and
   December 31, 1994.......................................                 34,184,750          32,105,597
   General Partner.........................................                   (136,445)           (157,447)
                                                                            ----------          ----------
                                                                            34,048,305          31,948,150
                                                                            ----------          ----------
                                                                           $36,840,960         $39,501,853
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                           ----------------------------         ----------------------------
                                             1995               1994              1995               1994
                                           ---------          ---------         --------           ---------
Revenue:
   Rental revenue................         $1,879,761         $1,772,483       $ 3,811,023    $     3,583,850
   Interest income on mortgage
     loan investment.............             51,869             33,199           105,641             63,801
   Interest income on mortgage
     loan investments - affiliates            66,100             63,695           160,071            129,107
   Other interest income.........            108,302             50,376           198,245             81,727
   Property tax refund...........                  -                  -            30,515                  -
   Gain on legal settlement......          1,302,324                  -         1,302,324                  -
   Gain on mortgage
     modification................                  -             70,484                 -             70,484
                                           ---------          ---------         ---------          ---------
     Total revenue...............          3,408,356          1,990,237         5,607,819          3,928,969
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            126,872            193,327           313,750            383,581
   Depreciation and
     amortization................            373,657            352,653           744,670            705,306
   Property taxes................            184,897            199,133           404,817            397,127
   Personnel costs...............            145,931            146,926           328,423            297,457
   Utilities.....................             94,346            100,476           204,263            212,051
   Repairs and maintenance.......            154,919            152,594           284,870            275,873
   Property management
     fees - affiliates...........            108,639            101,270           216,766            201,962
   Other property operating
     expenses....................            169,337            181,805           333,980            343,384
   General and administrative....             14,965             30,960            22,758             65,315
   General and administrative -
     affiliates..................            243,622            238,991           503,075            484,850
                                           ---------          ---------         ---------          ---------
     Total expenses..............          1,617,185          1,698,135         3,357,372          3,366,906
                                           ---------          ---------         ---------          ---------

Net income before
   extraordinary item............          1,791,171            292,102         2,250,447            562,063
Extraordinary item...............           (150,292)                 -          (150,292)                 -
                                           ---------          ---------         ---------          ---------
Net income.......................         $1,640,879         $  292,102        $2,100,155         $  562,063
                                           =========          =========         =========          =========

Net income allocable
   to limited partners...........         $1,624,470         $  289,181        $2,079,153         $  556,442
Net income allocable
   to General Partner............             16,409              2,921            21,002              5,621
                                           ---------          ---------         ---------          ---------
Net income ......................         $1,640,879         $  292,102        $2,100,155         $  562,063
                                           =========          =========         =========          =========

Net income per hundred limited
   partnership units:
   Net income before extra-
     ordinary item...............         $    33.39         $     5.41        $    41.95         $    10.40
   Extraordinary item............              (2.80)                 -             (2.80)                 -
                                           ---------          ---------         ---------          ---------
   Net income....................         $    30.59         $     5.41        $    39.15         $    10.40
                                           =========          =========         =========          =========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994



                                                                                                     Total
                                                        General                 Limited              Partners'
                                                        Partner                 Partners             Equity
                                                       ---------               ----------           ----------
Balance at December 31, 1993..............            $(171,003)              $31,096,521          $30,925,518

Net income................................                5,621                   556,442              562,063
                                                       --------                ----------           ----------

Balance at June 30, 1994..................            $(165,382)              $31,652,963          $31,487,581
                                                       ========                ==========           ==========


Balance at December 31, 1994..............            $(157,447)              $32,105,597          $31,948,150

Net income................................               21,002                 2,079,153            2,100,155
                                                       --------                ----------           ----------

Balance at June 30, 1995..................            $(136,445)              $34,184,750          $34,048,305
                                                       ========                ==========           ==========





























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 3,925,395             $ 3,657,624
   Cash paid to suppliers............................                   (1,160,707)             (1,334,543)
   Cash paid to affiliates...........................                     (673,376)               (798,529)
   Interest received.................................                      212,835                 152,191
   Interest received from affiliates.................                      187,653                 144,593
   Interest paid.....................................                     (276,328)               (362,440)
   Property taxes paid...............................                     (221,045)               (249,504)
   Property tax refund...............................                       30,515                       -
   Cash received from legal settlement...............                    1,302,324                       -
   Mortgage prepayment penalty paid..................                      (46,750)                      -
                                                                        ----------              ----------
Net cash provided by operating activities............                    3,280,516               1,209,392
                                                                        ----------              ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (365,303)               (228,734)
   Proceeds from collection of mortgage loan
     investments.....................................                      131,981                 176,349
   Mortgage loan investments - affiliates............                            -                (174,830)
   Proceeds from collection of mortgage loan
     investments - affiliates........................                      972,000               1,603,135
                                                                        ----------              ----------
Net cash provided by investing activities............                      738,678               1,375,920
                                                                        ----------              ----------

Cash flows from financing activities:
   Net decrease in cash segregated for repurchase
     of limited partnership units....................                      249,020                 166,053
   Principal payments on mortgage note
     payable.........................................                   (4,706,422)                (62,960)
   Repurchase of limited partnership units...........                     (332,931)               (332,933)
                                                                        ----------              ----------
Net cash used in financing activities................                   (4,790,333)               (229,840)
                                                                        ----------              ----------

Net increase (decrease) in
    cash and cash equivalents........................                     (771,139)              2,355,472

Cash and cash equivalents at beginning of
   period............................................                    7,196,410               4,580,636
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 6,425,271             $ 6,936,108
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

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                         ---------------------------------
                                                                           1995                     1994
                                                                         ---------                --------
Net income...........................................                   $2,100,155              $  562,063
                                                                         ---------               ---------

Adjustments  to  reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                      744,670                 705,306
   Amortization of deferred borrowing costs..........                       19,196                  21,141
   Gain on mortgage modification.....................                            -                 (70,484)
   Allowance for impairment of mortgage loan
     investment......................................                      (91,051)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (660)                 (6,109)
     Accounts receivable.............................                      122,073                  87,712
     Accrued interest receivable.....................                       27,582                  22,150
     Deferred borrowing costs........................                      103,542                       -
     Prepaid expenses and other assets...............                      (23,296)                (74,547)
     Accounts payable and accrued expenses...........                       17,996                (116,296)
     Accrued property taxes..........................                      183,772                 147,622
     Payable to affiliates...........................                       46,465                (111,717)
     Security deposits and deferred rental
       income........................................                       30,072                  42,611
                                                                         ---------               ---------

       Total adjustments.............................                    1,180,361                 647,329
                                                                         ---------               ---------

Net cash provided by operating activities............                   $3,280,516              $1,209,392
                                                                         =========               =========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                             1995                    1994
                                                                           -------                 -------
Property management fees.............................                     $216,766                $201,962
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      216,367                 202,208
   Asset management fee..............................                      286,708                 282,642
                                                                           -------                 -------
                                                                          $719,841                $686,812
                                                                           =======                 =======

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership received repayments from affiliates of $972,000 during the first six months of 1995. The Partnership loaned $174,830 and received repayments from affiliates of $1,603,135 during the first six months of 1994.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $160,071 and $129,107 for the six months ended June 30, 1995 and 1994, respectively, of which $13,513 and $5,452, respectively, was paid or payable by the General Partner. In addition, the General Partner paid in advance the interest which would be owed for one year pursuant to this arrangement which totaled $1,320 for the six months ended June 30, 1994. The Partnership repaid $42,500 of such prepaid interest to the General Partner in connection with loans repaid during the first six months of 1994. No such payments were received or repayments were made during the first six months of 1995.

Payable to affiliates at June 30, 1995 and December 31, 1994 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 5.
------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $984,649 in cash, and common and preferred stock in the reorganized Southmark subsequently sold for $317,675, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

NOTE 6.
------

On May 9, 1995, the Partnership paid down its mortgage note payable by $4,628,250. In connection with this repayment, the Partnership paid a prepayment penalty of $46,750 and wrote off $103,542 of deferred borrowing costs relating to the portion of the loan repaid, resulting in an extraordinary loss of $150,292 in the second quarter of 1995.

In July 1995, the Partnership secured a $5 million line of credit that will be used to fund any loans made to affiliates of the General Partner. In connection with obtaining the line or credit, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable and paid a $20,198 prepayment penalty.

NOTE 7.
------

In April 1994, the Partnership and the borrower on the Partnership's mortgage loan investment secured by A-Quality Mini-Storage reached a settlement concerning the loan. Under the settlement, the borrower paid the Partnership $150,000 in cash and the loan was renewed for $1,453,194 (representing $2,100,000 principal balance less all post-bankruptcy petition payments made by the borrower) effective January 1, 1994. Principal and interest at a rate of prime plus 2% is payable monthly. An additional second lien loan was executed in the amount of $134,397 at an interest rate of 6%. Payments on the second lien are paid from one-half of the net cash flow from the property after payments on the first lien loan. Both loans mature in January 1997. A gain of $70,484 was recorded in connection with this transaction.

NOTE 8.
------

A mortgage loan investment to an affiliate of the General Partner in the amount of $483,364 matured in May 1995. A new loan under substantially the same terms is currently being negotiated.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported net income for the first six months of 1995 of $2,100,155 as compared to $562,063 for the first six months of 1994. Revenues were $5,607,819 for the first six months of 1995, up from $3,928,969 for the same period in 1994. Expenses were $3,357,372 in 1995 as compared to $3,366,906 in 1994. The Partnership also recognized a $150,292 extraordinary loss in 1995, as discussed below.

Net cash provided by operating activities was $3,280,516 for the six months ended June 30, 1995, an increase from the $1,209,392 provided during the same six month period in 1994. The Partnership expended $365,303 for capital improvements, $4,706,422 for principal payments on the mortgage note payable and $83,911 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units). The Partnership received $972,000 for repayment of affiliate loans and $131,981 in collections of principal on mortgage loan investments to an unaffiliated borrower, resulting in a net decrease in cash of $771,139 at June 30, 1995.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $1,418,119 and $1,678,850 the first three and six months of 1995, respectively, as compared to the same periods in the prior year. The increase was primarily due to a gain on a legal settlement and an increase in rental revenue, as discussed below.

Rental revenue for the three and six months ended June 30, 1995 increased by $107,278 and $227,173, respectively, as compared to the same periods in 1994. The increase was mainly due to increases in occupancy at One Corporate Center III Office Building and AAA Century Mini-Storage. One Corporate Center III was 98% occupied at June 30, 1995 as compared to 94% at June 30, 1994, resulting in an increase in rental revenue of approximately $80,000. Rental revenue increased by approximately $49,000 at AAA Century as occupancy increased to 97% at the end of the first quarter of 1995 from 79% for the same period in 1994. In addition, increases in rental rates resulted in rental revenue increases of approximately $26,000, $20,000 and $19,000 at AAA Century, Forest Hill and Fountainbleau mini-storages.

Interest income on the Partnership's mortgage loan investments to an unaffiliated borrower (the A-Quality Mini-Storage loan) increased by $18,670 and $41,840 for the three and six months ended June 30, 1995, respectively, in relation to the comparable periods in the prior year. The increase was mainly due to an increase in the interest rate earned on the first lien loan which is based on the prime lending rate of Bank of America.

Interest income on mortgage loans investments - affiliates increased by $2,405 and $30,964 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in the prior year. The increase was mainly the result of higher interest rates earned on outstanding loans, which are based on the prime lending rate of Bank of America. This increase was partially offset by lower total loans outstanding in the second quarter of 1995. The Partnership had $2.2 million of loans outstanding at June 30, 1995 as compared to $2.6 million at June 30, 1994.

Other interest income for the three and six months ended June 30, 1995 increased by $57,926 and $116,518, respectively, as compared to the same periods in the prior year. The increase was primarily the result of higher average cash balances available for short-term investment in 1995. In addition, there was a slight increase in interest rates earned on invested cash in 1995.

In the first quarter of 1995, the Partnership received a $30,515 property tax refund for AAA Century Self- Storage as a result of an appeal filed on behalf of the property. No such tax refund was received in 1994.

As discussed in Item 1 - Note 5, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $1,302,324 gain as a result of this settlement. No such gain was recognized in 1994.

In 1994, the Partnership recognized a gain on mortgage modification of $70,484 relating to the settlement for the A-Quality mini-storage loan. No such gain was recognized in 1995.

In May 1995, the Partnership recognized a $150,292 extraordinary loss incurred in connection with the pay down of its mortgage note payable as discussed in
Item 1 - Note 6. The loss consisted of a $46,750 prepayment penalty and $103,542 write off of deferred borrowing costs relating to the portion of the loan repaid.

Expenses:

Total expenses decreased by $80,950 and $9,534 for the first three and six months of 1995, respectively, as compared to the same periods in the prior year, as discussed below.

Interest expense decreased by $66,455 and $69,831 for the three and six months ended June 30, 1995, respectively, in relation to the respective periods in the prior year. The decrease was due to the paydown of the Partnership's mortgage note payable in the second quarter of 1995 as further discussed in Item 1 - Note 6.

Personnel costs for the first three and six months of 1995 decreased by $995 and $30,966, respectively, as compared to the same periods in 1994. The increase was due to an increase in compensation paid to on-site personnel at all of the properties in the first quarter of 1995.

General and administrative expenses decreased by $15,995 and $42,557 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decrease was mainly due to a greater amount of legal expenses incurred in the first six months of 1994 which were attributable to a law suit against the borrower on the A-Quality Mini-Storage loan and a suit against the officers and directors of the original general partner and the Partnership's former auditors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $3,280,516 of cash through operating activities in the first six months of 1995 as compared to $1,209,392 for the same period in 1994. The increase in 1995 was mainly due to $1,302,324 of cash received in 1995 from the settlement of the Partnership's bankruptcy claims against Southmark. In addition, there was an increase in cash received from tenants (see discussion of the increase in rental revenue above), and a decrease in cash paid to suppliers and cash paid to affiliates due to the timing of the payment of invoices at the end of the period.

The Partnership expended $365,303 and $228,734 for capital improvements to its properties in 1995 and 1994, respectively. The increase in 1995 was mainly due to expenditures made at One Corporate Center I Office Building to replace an aging air conditioning system.

In the first six months of 1995 and 1994, the Partnership received $131,981 and $176,349, respectively, in payments on its mortgage loan investment to an unaffiliated borrower. The loan was modified effective January 1994; however, no principal payments were received on the loan until April 1994. Prior to the modification, interest only from the excess cash flow of the property was paid on the loan.

The Partnership collected principal on loans to affiliates (net of loans made) of $972,000 and $1,428,305 in the first six months of 1995 and 1994, respectively.

The Partnership paid $4,706,422 and $62,960 in principal payments on its mortgage note payable in the six months ended June 30, 1995 and 1994, respectively. As further discussed in Item 1 - Note 6, the Partnership prepaid $4,628,250 of the loan in May 1995.

Short-term liquidity:
--------------------

At June 30, 1995, the Partnership  held cash and cash equivalents of $6,425,271.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1995. The Partnership has budgeted $641,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties.

At the present time, the Partnership anticipates resuming distributions to the limited partners in 1995 and is reviewing cash requirements to determine the amount and timing of such distributions.

In July 1995, the Partnership secured a $5 million line of credit. This line of credit will be used to fund any loans to affiliates of the General Partner.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER EVENTS
------   ------------

On May 9, 1995, the Partnership paid down its mortgage note payable by $4,628,250. In connection with this repayment, the Partnership paid a prepayment penalty of $46,750 and wrote off $103,542 of deferred borrowing costs relating to the portion of the loan repaid, resulting in an extraordinary loss of $150,292 in the second quarter of 1995.

In July 1995, the Partnership secured a $5 million line of credit that will be used to fund any loans made to affiliates of the General Partner. In connection with obtaining the line or credit, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable and paid a $20,198 prepayment penalty.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         10.                        Mutual Release and Settlement  Agreement between  Southmark Storage  Associates
                                    Limited Partnership and McNeil Real Estate Fund XXVII, L.P.  (Incorporated by
                                    reference to the current report of the registrant on Form 10-Q dated March 30, 1995, as filed on May 15, 1995.)

         11.                        Statement   regarding   computation  of  Net Income  per  Hundred Limited
                                    Partnership Units.  Net income per one  hundred  limited partnership  units is  computed  by dividing net income allocated to the limited partners by the weighted  average  number of limited partnership units outstanding (expressed in hundreds).  Per  unit  information  has been computed based on 53,109 and
                                    53,483 weighted average   limited   partnership   units  (in hundreds)
                                    outstanding in 1995 and 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXVII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


      August 14, 1995                                   By:  /s/  Donald K. Reed
------------------------------                              ----------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



      August 14, 1995                                   By:  /s/  Robert C. Irvine
------------------------------                              ----------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



      August 14, 1995                                   By:  /s/  Carol A. Fahs
------------------------------                              ----------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
