Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1995-11-13
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30, 1995
                              --------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code        (214) 448-5800
                                                     -------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                           September 30,       December 31,
                                                                              1995                 1994
                                                                           -----------         -----------
ASSETS
------
Real estate investments:
   Land.....................................................               $ 5,387,855         $ 5,387,855
   Buildings and improvements...............................                26,572,447          26,072,480
                                                                            ----------          ----------
                                                                            31,960,302          31,460,335
   Less:  Accumulated depreciation and amortization.........                (6,665,321)         (5,538,346)
                                                                            ----------          ----------
                                                                            25,294,981          25,921,989
                                                                            ----------          ----------

Mortgage loan investments...................................                 1,579,430           1,821,352
Less: Allowance for impairment..............................                  (177,161)           (349,325)
                                                                            ----------          ----------
                                                                             1,402,269           1,472,027

Mortgage loan investments - affiliates......................                 2,235,902           3,207,902
Cash and cash equivalents ..................................                 5,142,232           7,196,410
Cash segregated for security deposits and repurchase........
   of limited partnership units.............................                   237,789             404,312
Accounts receivable.........................................                   422,184             525,287
Accrued interest receivable.................................                    23,417              49,373
Deferred borrowing costs, net of accumulated
   amortization of $24,382 and $91,612 at September 30,
   1995 and December 31, 1994, respectively.................                   170,677             204,366
Prepaid expenses and other assets...........................                   336,526             520,187
                                                                            ----------          ----------
                                                                           $35,265,977         $39,501,853
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable.......................................               $         -         $ 6,726,266
Accounts payable and accrued expenses.......................                    62,145              72,431
Accrued property taxes......................................                   204,978                   -
Payable to limited partners.................................                         -             332,931
Payable to affiliates.......................................                   281,195             227,189
Security deposits and deferred rental income................                   220,442             194,886
                                                                            ----------          ----------
                                                                               768,760           7,553,703
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
   authorized; 5,310,877 limited partnership units out-
   standing at September 30, 1995 and December 31, 1994.....                34,629,173          32,105,597
   General Partner..........................................                  (131,956)           (157,447)
                                                                            ----------          ----------
                                                                            34,497,217          31,948,150
                                                                            ----------          ----------
                                                                           $35,265,977         $39,501,853
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                         September 30,
                                           ----------------------------         ----------------------------
                                             1995               1994               1995               1994
                                           ---------          ---------         ---------          ---------
Revenue:
   Rental revenue................         $1,970,685         $1,805,673        $5,781,708         $5,389,523
   Interest income on mortgage
     loan investments............             40,239             35,439           145,880             99,240
   Interest income on mortgage
     loan investments - affiliates            65,835             69,662           225,906            198,769
   Other interest income.........             80,506             68,364           278,751            150,091
   Property tax refund...........                  -                  -            30,515                  -
   Gain on legal settlement......                  -                  -         1,302,324                  -
   Gain on mortgage
     modification................                  -                  -                 -             70,484
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,157,265          1,979,138         7,765,084          5,908,107
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................             43,540            192,495           357,290            576,076
   Depreciation and
     amortization................            382,305            358,093         1,126,975          1,063,399
   Property taxes................            202,375            182,411           607,192            579,538
   Personnel costs...............            163,729            154,788           492,152            452,245
   Utilities.....................            128,746            127,105           333,009            339,156
   Repairs and maintenance.......            154,189            148,761           439,059            424,634
   Property management
     fees - affiliates...........            105,792            100,699           322,558            302,661
   Other property operating
     expenses....................            165,619            150,322           499,599            493,706
   General and administrative....             19,221             11,250            41,979             76,565
   General and administrative -
     affiliates..................            240,727            252,863           743,802            737,713
                                           ---------          ---------         ---------          ---------
     Total expenses..............          1,606,243          1,678,787         4,963,615          5,045,693
                                           ---------          ---------         ---------          ---------

Net income before
   extraordinary item............            551,022            300,351         2,801,469            862,414
Extraordinary item...............           (102,110)                 -          (252,402)                 -
                                           ---------         ----------         ---------          ---------
Net income.......................         $  448,912        $   300,351        $2,549,067         $  862,414
                                           =========         ==========         =========          =========

Net income allocable
   to limited partners...........         $  444,423        $   297,348        $2,523,576         $  853,790
Net income allocable
   to General Partner............              4,489              3,003            25,491              8,624
                                           ---------         ----------         ---------          ---------
Net income ......................         $  448,912        $   300,351        $2,549,067         $  862,414
                                           =========         ==========         =========          =========

Net income per hundred limited
   partnership units:
   Net income before extra-
     ordinary item...............         $    10.28        $      5.56        $    52.23         $    15.96
   Extraordinary item............              (1.91)                 -             (4.71)                 -
                                           ---------         ----------         ---------          ---------
   Net income....................         $     8.37        $      5.56        $    47.52         $    15.96
                                           =========         ==========         =========          =========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994



                                                                                                      Total
                                                       General                  Limited               Partners'
                                                       Partner                  Partners              Equity
                                                       --------                ----------           ----------
Balance at December 31, 1993..............            $(171,003)              $31,096,521          $30,925,518

Net income................................                8,624                   853,790              862,414
                                                       --------                ----------           ----------

Balance at September 30, 1994.............            $(162,379)              $31,950,311          $31,787,932
                                                       ========                ==========           ==========



Balance at December 31, 1994..............            $(157,447)              $32,105,597          $31,948,150

Net income................................               25,491                 2,523,576            2,549,067
                                                       --------                ----------           ----------

Balance at September 30, 1995.............            $(131,956)              $34,629,173          $34,497,217
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

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                Nine Months Ended
                                                                                   September 30,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                   $5,855,825             $ 5,481,653
   Cash paid to suppliers............................                   (1,575,586)             (1,824,730)
   Cash paid to affiliates...........................                   (1,012,354)             (1,138,334)
   Interest received.................................                      250,381                 256,353
   Interest received from affiliates.................                      253,947                 210,078
   Interest paid.....................................                     (313,995)               (544,364)
   Deferred borrowing costs paid.....................                     (195,059)                      -
   Property taxes paid...............................                     (402,214)               (350,907)
   Property tax refund...............................                       30,515                       -
   Cash received from legal settlement...............                    1,302,324                       -
   Mortgage prepayment penalty paid..................                      (66,949)                      -
                                                                         ---------               ---------
Net cash provided by operating activities............                    4,126,835               2,089,749
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (499,967)               (319,273)
   Proceeds from collection of mortgage loan
     investments.....................................                      241,922                 212,037
   Mortgage loan investments - affiliates............                            -                (208,000)
   Proceeds from collection of mortgage loan
     investments - affiliates........................                      972,000               1,603,135
                                                                         ---------               ---------
Net cash provided by investing activities............                      713,955               1,287,899
                                                                         ---------               ---------

Cash flows from financing activities:
   Net decrease in cash segregated for repurchase
     of limited partnership units....................                      164,229                  81,770
   Principal payments on mortgage note
     payable.........................................                   (6,726,266)                (93,736)
   Repurchase of limited partnership units...........                     (332,931)               (332,933)
                                                                         ---------               ----------
Net cash used in financing activities................                   (6,894,968)               (344,899)
                                                                        ----------               ---------

Net increase (decrease) in
    cash and cash equivalents........................                   (2,054,178)              3,032,749

Cash and cash equivalents at beginning of
   period............................................                    7,196,410               4,580,636
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                  $ 5,142,232             $ 7,613,385
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

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities



                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                           1995                     1994
                                                                         ---------               ---------
Net income...........................................                   $2,549,067              $  862,414
                                                                         ---------               ---------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating   activities:
   Depreciation and amortization.....................                    1,126,975               1,063,399
   Amortization of deferred borrowing costs..........                       43,295                  31,712
   Gain on mortgage modification.....................                            -                 (70,484)
   Allowance for impairment of mortgage loan
     investment......................................                     (172,164)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        2,294                  (3,649)
     Accounts receivable.............................                      103,103                 133,689
     Accrued interest receivable.....................                       25,956                  18,332
     Deferred borrowing costs........................                       (9,606)                      -
     Prepaid expenses and other assets...............                      183,661                (125,272)
     Accounts payable and accrued expenses...........                      (10,286)                 21,971
     Accrued property taxes..........................                      204,978                 228,631
     Payable to affiliates...........................                       54,006                 (97,960)
     Security deposits and deferred rental
       income........................................                       25,556                  26,966
                                                                         ---------               ---------

       Total adjustments.............................                    1,577,768               1,227,335
                                                                         ---------               ---------

Net cash provided by operating activities............                   $4,126,835              $2,089,749
                                                                         =========               =========
















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                             1995                    1994
                                                                           -------                 -------
Property management fees.............................                   $  322,558              $  302,661
Charged to general and administrative -
   affiliates:
   Partnership administration........................                      322,487                 302,133
   Asset management fee..............................                      421,315                 435,580
                                                                         ---------               ---------
                                                                        $1,066,360              $1,040,374
                                                                         =========               =========


Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership received repayments from affiliates of $972,000 during the first nine months of 1995. The Partnership loaned $208,000 and received repayments from affiliates of $1,603,135 during the first nine months of 1994.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $ 225,906 and $198,769 for the nine months ended September 30, 1995 and 1994, respectively, of which $ 20,324 and $8,749, respectively, was paid or payable by the General Partner. In addition, the General Partner paid in advance the interest which would be owed for one year pursuant to this arrangement which totaled $1,320 for the nine months ended September 30, 1994. The Partnership repaid $82,578 of such prepaid interest to the General Partner in connection with loans repaid during the first nine months of 1994. No such payments were received or repayments were made during the first nine months of 1995.

Payable to affiliates at September 30, 1995 and December 31, 1994 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
------

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

NOTE 5.
------

On May 9, 1995, the Partnership paid down its mortgage note payable by $4,628,250. In July 1995, the Partnership secured a $5 million line of credit that will be used to fund any loans made to affiliates of the General Partner. In connection with obtaining the line of credit, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable. In connection with the repayments, the Partnership paid prepayment penalties of $66,949 and wrote off $185,453 of deferred borrowing costs, resulting in an extraordinary loss of $252,402 in 1995.

NOTE 6.
------

In April 1994, the Partnership and the borrower on the Partnership's mortgage loan investment secured by A-Quality Mini-Storage reached a settlement concerning the loan. Under the settlement, the borrower paid the Partnership $150,000 in cash and the loan was renewed for $1,453,194 (representing $2,100,000 principal balance less all post-bankruptcy petition payments made by the borrower) effective January 1, 1994. A gain of $70,484 was recorded in connection with this transaction. An additional second lien loan was executed in the amount of $134,397 at an interest rate of 6%, which was paid in full in the third quarter of 1995. Principal and interest at a rate of prime plus 2% are payable monthly on the first lien loan which matures in January 1997.

NOTE 7.
------

A mortgage loan investment to an affiliate of the General Partner in the amount of $483,364 matured in May 1995. A new loan under substantially the same terms, effective as of the prior loan's maturity date, was made in the third quarter of 1995.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported net income for the first nine months of 1995 of $2,549,067 as compared to $862,414 for the first nine months of 1994. Revenues were $7,765,084 for the first nine months of 1995, up from $5,908,107 for the same period in 1994. Expenses were $4,963,615 in 1995 as compared to $5,045,693 in 1994. The Partnership also recognized a $252,402 extraordinary loss in 1995, as discussed below.

Net cash provided by operating activities was $4,126,835 for the nine months ended September 30, 1995, an increase from the $2,089,749 provided during the same nine month period in 1994. The Partnership expended $499,967 for capital improvements, $6,726,266 for principal payments on the mortgage note payable and $168,702 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units). The Partnership received $972,000 for repayment of affiliate loans and $241,922 in collections of principal on mortgage loan investments to an unaffiliated borrower, resulting in a net decrease in cash of $2,054,178 at September 30, 1995.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $178,127 and $1,856,977 the first three and nine months of 1995, respectively, as compared to the same periods in the prior year. The increase was primarily due to a gain on legal settlement and an increase in rental revenue, as discussed below.

Rental revenue for the three and nine months ended September 30, 1995 increased by $165,012 and $392,185, respectively, as compared to the same periods in 1994. The increase was mainly due to increases in occupancy at One Corporate Center III Office Building and AAA Century Mini-Storage. One Corporate Center III was 98% occupied at September 30, 1995 as compared to 92% at September 30, 1994, resulting in an increase in rental revenue of approximately $170,000. Rental revenue increased by approximately $43,000 at AAA Century as occupancy increased to 97% at the end of the third quarter of 1995 from 89% for the same period in 1994. In addition, increases in rental rates resulted in rental revenue increases of approximately $55,000, $58,000, $31,000, $24,000 and $28,000 at One
Corporate Center I Office Building, AAA Sentry, Forest Hill, Fountainbleau and Military Trail mini-storages, respectively.

Interest income on the Partnership's mortgage loan investments to an unaffiliated borrower (the A-Quality Mini-Storage loan) increased by $4,800 and $46,640 for the three and nine months ended September 30, 1995, respectively, in relation to the comparable periods in the prior year. The increase was mainly due to an increase in the interest rate earned on the first lien loan during the first half of 1995, which is based on the prime lending rate of Bank of America.

Interest income on mortgage loans investments - affiliates decreased by $3,827 for the quarter ended September 30, 1995 and increased by $27,137 for nine months ended September 30, 1995, as compared to the same periods in the prior year. The increase was mainly the result of higher interest rates earned on outstanding loans, which are based on the prime lending rate of Bank of America. This increase was partially offset by lower total loans outstanding in the second quarter of 1995. The Partnership had $2.2 million of loans outstanding at September 30, 1995 as compared to $2.7 million at September 30, 1994.

Other interest income for the three and nine months ended September 30, 1995 increased by $12,142 and $128,660, respectively, as compared to the same periods in the prior year. The increase was primarily the result of higher average cash balances available for short-term investment in 1995. In addition, there was a slight increase in interest rates earned on invested cash in 1995.

In the first quarter of 1995, the Partnership received a $30,515 property tax refund for AAA Century Self- Storage as a result of an appeal filed on behalf of the property. No such tax refund was received in 1994.

As discussed in Item 1 - Note 4, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $1,302,324 gain as a result of this settlement. No such gain was recognized in 1994.

In 1994, the Partnership recognized a gain on mortgage modification of $70,484 relating to the settlement for the A-Quality mini-storage loan. No such gain was recognized in 1995.

In 1995, the Partnership recognized a $252,402 extraordinary loss incurred in connection with the pay down of its mortgage note payable as discussed in Item 1
- Note 5. The loss consisted of $66,949 in prepayment penalties and a $185,453 write off of deferred borrowing costs.

Expenses:

Total expenses decreased by $72,544 and $82,078 for the first three and nine months of 1995, respectively, as compared to the same periods in the prior year, mainly due to a decrease in interest expense, as discussed below.

Interest expense decreased by $148,955 and $218,786 for the three and nine months ended September 30, 1995, respectively, in relation to the respective periods in the prior year. The decrease was due to the paydown of the Partnership's mortgage note payable in the second quarter of 1995 as further discussed in Item 1 - Note 5.

General and administrative expenses increased by $7,971 and decreased by $34,586 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The overall decrease was due to a decrease in legal expenses in the first half of 1995. A greater amount of legal expenses were incurred in 1994 relating to a lawsuit against the borrower on the A-Quality Mini-Storage loan and a suit against the officers and directors of the original general partner and the Partnership's former auditors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $4,126,835 of cash through operating activities in the first nine months of 1995 as compared to $2,089,749 for the same period in 1994. The increase in 1995 was mainly due to $1,302,324 of cash received in 1995 from the settlement of the Partnership's bankruptcy claims against Southmark. In addition, there was an increase in cash received from tenants (see discussion of the increase in rental revenue above), and a decrease in interest paid as a result of the repayment of the partnership's mortgage loan payable.

The Partnership expended $499,967 and $319,273 for capital improvements to its properties in 1995 and 1994, respectively. The increase in 1995 was due to expenditures made at One Corporate Center I Office Building to replace an aging air conditioning system, roof replacement and remodel of the hallways.

In the first nine months of 1995 and 1994, the Partnership received $241,922 and $212,037, respectively, in payments on its mortgage loan investment to an unaffiliated borrower. The loan was modified effective January 1994; however, no principal payments were received on the loan until April 1994. Prior to the modification, interest only from the excess cash flow of the property was paid on the loan.

The Partnership collected principal on loans to affiliates (net of loans made) of $972,000 and $1,395,135 in the first nine months of 1995 and 1994, respectively.

The Partnership paid $6,726,266 and $93,736 in principal payments on its mortgage note payable in the nine months ended September 30, 1995 and 1994, respectively. As further discussed in Item 1 - Note 5, the Partnership repaid the loan in 1995.

Short-term liquidity:
--------------------

At September 30, 1995, the Partnership held cash and cash equivalents of $5,142,232. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1995. The Partnership has budgeted $641,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties.

At the present time, the Partnership anticipates resuming distributions to the limited partners in the foreseeable future and is reviewing cash requirements to determine the amount and timing of such distributions.

In July 1995, the Partnership secured a $5 million line of credit. This line of credit will be used to fund any loans to affiliates of the General Partner.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the appeals court upheld all of the summary judgments in favor of the defendants, except it overturned the summary judgment as to the fraud claim against Ernst & Young. Therefore, the plaintiffs will proceed to trial unless a reasonable settlement can be effected between the parties. The ultimate outcome of this litigation cannot be determined at this time.

ITEM 5.       OTHER EVENTS
------        ------------

On May 9, 1995, the Partnership paid down its mortgage note payable by $4,628,250. In July 1995, the Partnership secured a $5 million line of credit that will be used to fund any loans made to affiliates of the General Partner. In connection with obtaining the line of credit, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable. In connection with the repayments, the Partnership paid prepayment penalties of $66,949 and wrote off $185,453 of deferred borrowing costs, resulting in an extraordinary loss of $252,402 in 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Document Description
         4.2                        Amended and Restated  Partnership  Agreement of McNeil XXVII,  L.P. dated
                                    March 30, 1992. (Incorporated  by  reference  to the Current Report of the registrant  on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         10.                        Mutual Release and Settlement  Agreement between  Southmark Storage  Associates
                                    Limited  Partnership and McNeil Real Estate Fund XXVII,  L.P.  (incorporated by reference  to the  Quarterly  Report  of the  registrant  on Form  10-Q for the period ended March 31, 1995, as filed on May 15, 1995).

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                      MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXVII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


     November 13, 1995                                  By:  /s/  Donald K. Reed
--------------------------------                            -------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



     November 13, 1995                                  By:  /s/  Robert C. Irvine
--------------------------------                            -------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



     November 13, 1995                                  By:  /s/  Carol A. Fahs
--------------------------------                            -------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.



