Form 10-K
period 1995-12-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1996-04-01
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended              December 31, 1995
                               ------------------------------------------------

                                       OR

[ ]  TRANSITION   REPORT   PURSUANT   TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-17173


                       McNEIL REAL ESTATE FUND XXVII, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                 33-0214387
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code   (214)  448-5800
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership
- ----------------------------------------------------------  units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

4,863,585 of the registrant's 5,273,885 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:     See Item 14, Page 43

                                TOTAL OF 45 PAGES

                                     PART I

ITEM 1.      BUSINESS
- ------       --------

ORGANIZATION
- ------------

McNeil Real Estate Fund XXVII, L.P. (the "Partnership"), formerly known as Southmark Prime Plus, L.P., was organized by affiliates of Southmark Corporation ("Southmark") on January 16, 1987 as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act to make short-term loans to affiliates of the general partner. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Prime Plus Corp. (the "Original General Partner"), a wholly-owned subsidiary of McNeil. The Original General Partner was purchased from Southmark by McNeil on March 13, 1991, as discussed further below. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, Dallas, Texas 75240.

The sole limited partner of the Partnership was initially Southmark Depositary Corp. (the "Depositary"), a wholly-owned subsidiary of Southmark. On August 14, 1987, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-11824) and commenced a public offering for sale of $100,000,000 of Depositary units. The sale of Depositary units closed on August 14, 1988, with 5,548,888 units sold at $10 each, or gross proceeds of $55,488,880 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Depositary units under the Securities Exchange Act of 1934 (File No. 0-17173). The Depositary assigned the principal attributes of its aggregate limited partner interest in the Partnership to the Depositary unit holders. As further discussed, the Depositary units were subsequently converted to limited partnership units. The Depositary, Depositary units or limited partnership units are referred to herein as "Units" and the holders thereof as "Unitholders." The Units represent equity interests in the Partnership and entitle the Unitholders to participate in certain allocations and distributions of the Partnership. As of December 31, 1995, 275,003 of the Units have been repurchased pursuant to the terms of the Amended Partnership Agreement.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
- --------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates. On March 13, 1991, McREMI commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 30, 1992, the Unitholders approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with the General Partner; (ii) the adoption of the Amended Partnership Agreement which
(a) substantially alters the provisions of the original Partnership Agreement relating to, among other things, compensation, reimbursements of expenses, and voting rights and (b) makes Depositary unit holders direct limited partners of the Partnership; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXVII, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to March 13, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 - Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992 meeting were implemented as of that date.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, which totaled approximately $17,024,326, for the full amount claimed and such settlement was approved by the Bankruptcy Court.

Pursuant to the settlement agreement, the Partnership released Southmark and its affiliates and the Original General Partner from any further liability in connection with the claims made with the Bankruptcy Court. In return, an affiliate of McNeil agreed to waive payment on a dollar for dollar basis in an amount equal to the settled claims against Partnership advances owed at that time. In addition, the Partnership received Southmark bankruptcy plan assets in respect to its claims which were not offset against the Partnership advances. Because the Partnership's claims against Southmark were settled for $17,024,326, the Partnership advances of $223,800 owed at that time were reduced in their entirety and the claims had a remaining balance of $16,800,526. Although the Partnership settled the claims against Southmark for the full amount claimed, the settlement agreement provided that the Partnership receive a distribution of Southmark bankruptcy plan assets based on a claim amount of approximately $9,157,000.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $984,649 in cash, and common and preferred stock in the reorganized Southmark which was subsequently sold for $317,675. These amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

CURRENT OPERATIONS
- ------------------

General:

Under the original partnership agreement, the Partnership's primary business was to make short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring income-producing real properties. Due to borrower defaults and foreclosures on the properties securing all but one of these mortgages, the Partnership's business also includes ownership and operation of real estate. Since the beginning of operations and prior to the restructuring, the Partnership funded twelve mortgage loans, seven in 1987 and five in 1988, which completed the Partnership's investment of the proceeds from the sale of Units.

The borrowers on the mortgage loan investments held by the Partnership were all affiliates of Southmark. During the early part of the terms of the loans, to the extent that property operations were insufficient to pay required interest, Southmark supported the borrowers with cash and the Partnership's loans were kept current. On July 14, 1989, Southmark filed for bankruptcy protection, and such support ceased and all loans went into default.

In 1994, the remaining mortgage loan investment, which is secured by a mini-storage warehouse in Stone Mountain, Georgia that was sold to an unaffiliated borrower, was modified. Principal and interest payments under the modified terms have been received by the Partnership. See Item 8 - Note 5 - "Mortgage Loan Investment."

In 1992, the Partnership received the proceeds from a $7,000,000 mortgage note payable secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds from the loan was used to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The loans were secured by income-producing real estate and were either junior or senior to other indebtedness as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates." The mortgage note payable was repaid by the Partnership in 1995 and a $5 million line of credit was obtained that will be used to fund any future loans made to affiliates of the General Partner. See Item 8 - Note 7 - "Long-Term Debt."

The Partnership is engaged in the ownership, operation and management of commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned one mortgage loan investment to an unaffiliated borrower, three mortgage loan investments to affiliates of the General Partner, and ten income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The Partnership's business is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. The Partnership will continue to collect principal and interest payments on its mortgage loan investment to an unaffiliated borrower. Further, the Partnership may continue to make loans to affiliates in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate and to service notes receivable secured by real estate, the Partnership is subject to all of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership and the borrowers) in connection with the sale, financing and leasing of properties. The impact of these risks on the Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of the competitive conditions at each of the Partnership's properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

ITEM 2.    PROPERTIES
- ------     ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. All of the buildings and the land on which they are located are owned in fee. The two office buildings and Kendall Sunset Mini-Storage secure a $5 million line of credit as described more fully in Item 8 - Note 7 - "Long-Term Debt." No borrowings were outstanding under the line of credit as of December 31, 1995. The remaining properties are unencumbered by mortgage indebtedness. See also Item 8 - Note 4 - "Real Estate Investments" and
Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.


                                                 Net Basis                          1995            Date
Property              Description               of Property         Debt       Property Taxes     Acquired
- --------              -----------                ---------        --------        -------         --------
AAA Century
  Airport             Self-Storage
Inglewood, CA         567 units                 $2,054,531       $       -        $37,053           9/90

AAA Sentry            Mini-Storage
N. Lauderdale, FL     803 units                    472,231               -         50,942          10/90

Burbank               Mini-Storage
Burbank, CA           986 units                  2,781,188               -         41,848           9/90

Forest Hill           Mini-Storage
W. Palm Beach, FL     679 units                  2,040,260               -         34,678           8/90

Fountainbleau         Mini-Storage
Miami, FL             769 units                  1,262,761               -         63,127          11/90

Kendall Sunset        Mini-Storage
Miami, FL             940 units                  3,745,804               -         73,105          10/90

Margate               Mini-Storage
Margate, FL           642 units                  1,256,989               -         49,035          10/90

Military Trail        Mini-Storage
W. Palm Beach, FL     688 units                  1,991,963               -         39,724           8/90

One Corporate
  Center I            Office Building
Edina, MN             111,146 sq. ft.            4,565,247               -        180,206          12/89

One Corporate
  Center III          Office Building
Edina, MN             111,252 sq. ft.            4,806,601               -        182,130          12/89
                                                ----------         -------        -------
                                               $24,977,575        $      -       $751,848
                                                ==========         =======        =======

- -----------------------------------------
Total:    Office Buildings  -  222,398 sq. ft.
          Mini-storage and self-storage warehouses - 6,074 units

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:


                                         1995            1994           1993           1992             1991
                                        ------          ------         ------         ------           ------
AAA Century Airport
   Occupancy Rate............             94%             95%            82%            77%              81%
   Rent Per Square Foot......          $10.19          $ 8.87         $ 7.90         $ 7.95           $ 8.09

AAA Sentry
   Occupancy Rate............             96%             95%            98%            84%              48%
   Rent Per Square Foot......          $ 7.70          $ 7.00         $ 6.17         $ 4.06           $ 2.96

Burbank
   Occupancy Rate............             81%             81%            84%            76%              70%
   Rent Per Square Foot......          $10.29          $10.32         $ 8.74         $ 8.09           $ 7.49

Forest Hill
   Occupancy Rate............             97%             99%           100%            92%              69%
   Rent Per Square Foot......          $ 9.82          $ 9.22         $ 8.45         $ 7.35           $ 7.13

Fountainbleau
   Occupancy Rate............             97%             99%           100%            98%              68%
   Rent Per Square Foot......          $ 8.38          $ 8.08         $ 7.66         $ 6.12           $ 5.62

Kendall Sunset
   Occupancy Rate............             95%             96%            99%           100%              81%
   Rent Per Square Foot......          $11.72          $11.71         $11.23         $ 9.63           $ 8.29

Margate
   Occupancy Rate............             90%            100%            98%            96%              74%
   Rent Per Square Foot......          $ 9.90          $10.06         $ 9.55         $ 8.08           $ 6.35



                                         1995            1994           1993           1992            1991
                                        ------          ------         ------         ------          ------
Military Trail
   Occupancy Rate............             91%             90%            91%            83%             84%
   Rent Per Square Foot......          $ 9.35          $ 8.46         $ 7.76         $ 7.76          $ 7.99

One Corporate Center I
   Occupancy Rate............             93%             95%            99%            81%             64%
   Rent Per Square Foot......          $10.92          $10.34         $11.56         $ 8.28          $ 8.15

One Corporate Center III
   Occupancy Rate............             97%             96%            78%            54%             34%
   Rent Per Square Foot......          $11.17          $11.03         $ 7.38         $ 4.09          $ 4.04


Occupancy rate represents all units leased divided by the total number of units for mini-storage properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions:
- ----------------------

AAA Century Airport
- -------------------

AAA Century Airport Self-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 567 units, including 10 recreational vehicle parking spaces. Each unit is individually alarmed for additional security. The property does not offer climate-controlled units.

The property is located approximately two miles from the Los Angeles International Airport in Inglewood, California. Inglewood is a relatively mature area with growth to the west generated by development around the airport. There is little competition which represents a threat to the property. The property raised rental rates in 1995 and plans to increase rental rates slightly in 1996. The Partnership expects to maintain occupancy in the low to middle 90% range in 1996.

AAA Sentry
- ----------

AAA Sentry Mini-Storage consists of five, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 803 units, with 85% of these units air conditioned.

The property is located in a predominately commercial area, with a mixture of single and multi-family residential properties. The property's rental rates and occupancy are currently higher than the competition in the immediate area. A rental rate increase is not planned until late 1996 since a new competing facility was recently built that may affect occupancy. Management anticipates maintaining occupancy in the middle 90% range in 1996.

Burbank
- -------

Burbank Mini-Storage consists of two, two-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 986 units, with 10 of these units being recreational vehicle parking spaces. All of the buildings have fire sprinklers, but do not offer climate-controlled environments.

The property is located in the eastern quadrant of Burbank, California, just west of Interstate 5 and approximately twenty miles north of downtown Los Angeles and seven miles south of the Burbank Airport. There are two competing self-storage properties with superior visibility and highway access. Another competing property has recently been built closer to the airport that may have a negative effect on Burbank's occupancy. Due to the property's lack of air conditioning and third floor units that are far away from stairwells or elevators, an increase in occupancy is not likely. The Partnership expects to maintain occupancy in the low 80% range in 1996.

Forest Hill
- -----------

Forest Hill Mini-Storage consists of nine, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 679 units, with 20 of these units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately residential neighborhood in West Palm Beach, Florida consisting of single family homes and small businesses to the east and multi-family apartment communities to the south and west. The property's rental rates and occupancy are currently higher than the competition in the immediate area.

Construction of two competing facilities within one mile of Forest Hill is currently being considered, which could have a negative impact on the property. The Partnership expects to maintain occupancy in the middle 90% range. An increase in rental rates is anticipated in 1996.

Fountainbleau
- -------------

Fountainbleau Mini-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 769 units. 56% of the units are air conditioned.

The property is located in the central western quadrant of the Miami metroplex and is in close proximity to the Miami International Airport. The immediate neighborhood is predominately industrial with single family residential and multi-family communities further to the south and north. The tenant profile consists of local businesses and a major international moving company that leases more than 90 of the units and receives a 5% discount. The Partnership expects to maintain occupancy in the high 90% range in 1996. Surrounding vacant property is currently being marketed for future mini-storage development. If facilities are built, it could have an impact on the property's performance.

Kendall Sunset
- --------------

Kendall Sunset Mini-Storage consists of ten, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 940 units. 35% of the units are air conditioned.

The property is located in a residential neighborhood at the southwestern edge of the Miami metroplex. The area is tropical in nature and is in close proximity to the Everglades and Key West. The property's rental rates and occupancy are currently higher than the competition in the immediate area. The Partnership expects to maintain occupancy in the middle 90% range in 1996. Margate

Margate Mini-Storage consists of four, one-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 642 units, with 11 of the units being recreational vehicle parking spaces. 52% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood with single family homes and multi-family communities along the secondary streets. The property's rental rates and occupancy are currently higher than the competition in the immediate area. The development of a new self-storage facility near the property had an adverse effect on the property's occupancy at the end of 1995. However, the Partnership expects to increase occupancy slightly in 1996.

Military Trail
- --------------

Military Trail Mini-Storage consists of eight, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 688 units, with 16 of the units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood. The majority of the apartment complexes in the area are to the north with single family residences to the west. The location is the most positive feature with direct access on Military Trail, a major thoroughfare. There are two competitors in the immediate area with similar access and appearance but inferior management. The Partnership expects to maintain occupancy in the low 90% range throughout 1996.

One Corporate Center I and One Corporate Center III
- ---------------------------------------------------

One Corporate Center I and III are six-story class "B" office buildings located in the southwest suburban Minneapolis/St. Paul metropolitan area. The buildings are two of four identical buildings located in a commercial development identified as One Corporate Center.

There has been no new office development in the past three years and no new speculative construction is currently underway, so there has been a continued demand for a decreasing supply of space. Developers are currently actively seeking tenants for potential competing construction. Management will concentrate on retaining existing tenants in 1996. The properties will continue to perform capital improvements in 1996 in order to replace aging building systems and to upgrade common areas to remain competitive in the marketplace. The Partnership will continue to lease up vacancies with few concessions and higher rental rates. The Partnership expects to maintain occupancy in the middle 90% range.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:

                                  Number of                            Annual             % of Gross
                                 Expirations         Square Feet        Rent              Annual Rent
                                 -----------         -----------      --------            -----------
One Corporate Center I
- ----------------------
1996                                  9                 19,772       $ 264,757                   19%
1997                                  6                 27,148         287,349                   21%
1998                                  3                 32,410         413,691                   30%
1999                                  6                 17,860         215,436                   16%
2000                                  2                  3,558          50,848                    4%
Thereafter                            -                      -               -                    -


                                  Number of                            Annual             % of Gross
                                 Expirations         Square Feet        Rent              Annual Rent
                                 -----------         -----------      --------            -----------

One Corporate Center III
- ------------------------
1996                                  7                 18,915     $   227,224                   17%
1997                                  4                  9,596         118,989                    9%
1998                                  9                 40,538         495,589                   37%
1999                                  4                 18,370         212,380                   16%
2000                                  2                  9,647         130,866                   10%
2001                                  -                      -               -                      -
2002                                  2                  7,152          77,226                    6%
Thereafter                            -                      -               -                     -

No mini-storage tenant leases 10% or more of the available rental space except for a moving company that leases approximately 12% of the units at Fountainbleau Mini-Storage on a month-to-month basis. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                              Square Footage                                               Lease
   Use                                    Leased                   Annual Rent                   Expiration
- ---------                                --------                   ---------                    ----------
One Corporate Center I
- ----------------------

   General Office                          14,642                   $ 200,303                       1998
   Bank                                    11,169                     131,236                       1999

One Corporate Center III
- ------------------------

   General Office                          12,988                   $ 158,454                       1998


ITEM 3.      LEGAL PROCEEDINGS
- ------       -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Robert Lewis v. McNeil Real Estate Fund XXVII, L.P. and McNeil Partners, L.P., Civil Action No. 13287 (Del. Ch.). This complaint alleged, among other things, that the General Partner caused the Partnership to loan money to affiliated partnerships at rates lower than the Partnership's cost of borrowing, which the plaintiff alleged constituted a breach of the General Partner's fiduciary duties. The complaint alleged that the affiliate loans were designed to enable the affiliated partnerships to continue in business so as to enable the General Partner to continue collecting fees from them. An answer to the complaint was filed on February 3, 1994, denying the material averments of wrongdoing and asserting affirmative defenses. In 1995, the plaintiff and the Partnership executed a Stipulation and Order of Dismissal, which dismissed the action without prejudice.

3) Helen Pasco v. McNeil Real Estate Fund XXVII, L.P., Southmark Prime Plus Corp., et al. and Does 1-50 Inclusive. This complaint alleges that several limited partnerships and funds, including the Partnership, along with McMachen, Prudential Securities, Inc. and other unidentified defendants, transmitted false and misleading information to the plaintiff which was used to entice the plaintiff into investing her money with the defendants. The complaint also alleges that the defendants misrepresented speculative, illiquid limited partnerships as safe, income-producing investments suitable for safety-conscious and conservative investors. Although the Partnership is included as a defendant, the plaintiff's allegations do not specify in what way the Partnership was involved in improper conduct. The complaint does not state, other than by broad allegations, that the Partnership acted in an improper manner with regard to the operation or management of the limited partnership. An answer was filed on behalf of the Partnership in February 1994, and there has been no further action in this matter. The ultimate outcome of this case cannot be determined at this time.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------       ---------------------------------------------------

None.
                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP
- ------       --------------------------------------------------------
             AND RELATED SECURITY HOLDER MATTERS
             -----------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                            Number of Record Unit Holders
         --------------                            -----------------------------

         Limited partnership units                 2,715 as of February 16, 1996

(C) No distributions were paid to the partners in 1995 or 1994. Distributions have been suspended since the first quarter of 1992. See
         Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
- ------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

                                                              Years Ended December 31,
Statements of                          -----------------------------------------------------------------------
Operations                                1995           1994            1993           1992           1991
- ------------------                     ----------     ----------      ----------     ----------      ---------
Rental revenue...............         $ 7,517,404    $ 7,234,070     $ 6,546,936    $ 5,220,555     $4,869,260
Interest income on mortgage
  loan investments...........             440,658        451,841         674,118        207,757        180,424
Write-down for permanent
  impairment of real estate..                   -              -               -              -     (2,600,000)
Income (loss) before extra-
  ordinary item..............           3,268,110      1,355,563       1,306,745       (192,058)    (3,512,345)
Extraordinary item...........            (252,402)             -               -              -        223,800
Net income (loss)............           3,015,708      1,355,563       1,306,745       (192,058)    (3,288,545)

Net income (loss) per weighted
  average hundred limited
  partnership units:
  Income (loss) before extra-
     ordinary item...........          $    60.93    $     25.09     $     24.00    $     (3.50)    $   (63.52)
  Extraordinary item.........               (4.71)             -               -              -           4.05
                                        ---------     ----------      ----------     ----------      ---------
  Net income (loss)..........          $    56.22    $     25.09     $     24.00    $     (3.50)    $   (59.47)
                                        =========     ==========      ==========     ==========      =========

Distributions per weighted
  average hundred limited
  partnership units..........          $        -    $         -     $         -    $      4.43     $    44.37
                                        =========     ==========      ==========     ==========      =========



                                                                  As of December 31,
                                       -----------------------------------------------------------------------
Balance Sheets                            1995           1994            1993           1992           1991
- --------------                         ----------     ----------      ----------     ----------     ----------
Real estate investments, net...       $24,977,575    $25,921,989     $26,674,164    $26,633,500    $26,908,727
Mortgage loan investments,
  net..........................         3,597,673      4,679,929       5,718,144      4,685,107      1,667,107
Total assets...................        35,489,741     39,501,853      38,779,870     38,451,367     32,016,418
Long-term debt.................                 -      6,726,266       6,853,753      6,968,258              -
Partners' equity...............        34,630,930     31,948,150      30,925,518     29,951,706     30,717,568


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------       -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
- -------------------

Under the original partnership agreement, the Partnership was formed to engage in the business of making short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring income-producing real properties and reinvesting the proceeds from repayment of such loans in additional affiliate loans. In 1989, the Partnership initiated foreclosure proceedings on the collateral securing each of its mortgage loan investments. The Partnership acquired two office buildings in 1989 and eight mini-storage warehouses in 1990 as a result of the foreclosures. Also in 1990, one loan was collected in full when the borrower sold the mini-storage warehouse securing the loan. The remaining mortgage loan investment, secured by a mini-storage warehouse owned by an unaffiliated limited partnership, was modified in 1994.

In October 1992,  the  Partnership  received  approximately  $6.5 million of net proceeds from a $7 million loan secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds were used for working capital and for general partnership purposes. The loan proceeds were also used to make such loans to affiliates in accordance with the Amended

Partnership Agreement as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates" and Item 13 - Certain Relationships and Related Transactions. The mortgage note payable was paid in full in 1995 and a $5 million line of credit was obtained that will be used to fund any future loans made to affiliates of the General Partner. See Item 8 - Note 7 - "Long-Term Debt."

RESULTS OF OPERATIONS
- ---------------------

1995 compared to 1994

Revenue:

Total revenue increased by $1,676,557 in 1995 as compared to the prior year, primarily due to a gain on legal settlement and an increase in rental revenue and other interest income, as discussed below.

Rental revenue in 1995 increased by $283,334 as compared to 1994. Rental revenue increased by approximately $65,000 and $16,000 at One Corporate Center I and III office buildings, respectively, due to an increase in rental rates in 1995. In addition, rental revenue increased at a majority of the mini-storage properties as a result of an increase in rental rates in 1995. The largest increases occurred at AAA Century Airport, AAA Sentry and Military Trail where rental revenue increased by approximately $68,000, $52,000 and $41,000, respectively. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Other interest income increased by $115,445 in 1995 as compared to the prior year. The increase was primarily the result of an increase in interest rates earned on invested cash in 1995.

In 1995, the Partnership received a $30,515 refund of prior years' property taxes for AAA Century Airport Mini-Storage as a result of an appeal filed on behalf of the property. In 1994, the Partnership received a $43,878 refund of prior years' property taxes for Burbank Mini-Storage.

As discussed in Item 1, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $1,302,324 gain as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Total expenses decreased by $235,990 in 1995 as compared to the prior year, mainly due to a decrease in interest expense, as discussed below.

Interest expense decreased by $380,381 in 1995 as compared to 1994. The decrease was due to the repayment of the Partnership's mortgage note payable in the second half of 1995, as further discussed in Item 8 - Note 7 - "Long-Term Debt."

General and administrative expenses decreased by $44,076 in 1995 as compared to 1994. The decrease was due to a decrease in legal expenses in 1995. A greater amount of legal expenses were incurred in 1994 relating to a lawsuit against the borrower on the A-Quality Mini-Storage loan and a suit against the officers and directors of the Original General Partner and the Partnership's former auditors.

In 1995, the Partnership recognized a $252,402 extraordinary loss incurred in connection with the repayment of its mortgage note payable as discussed in Item 8 - Note 7 - "Long-Term Debt." The loss consisted of $66,949 in prepayment penalties and a $185,453 write off of deferred borrowing costs.


1994 compared to 1993

Revenue:

Total Partnership revenues increased by $77,457 in 1994 as compared to 1993. The increase was primarily due to an increase in rental revenue, partially offset by the recognition of a gain on involuntary conversion and an unusually large property tax refund received in 1993, as discussed below.

Rental revenue increased by $687,134 in 1994 as compared to the previous year. The increase was primarily attributable to an increase of approximately $406,000 at One Corporate Center III Office Building due to an increase in occupancy. Rental revenue increased at all of the mini-storage properties as a result of an increase in rental rates in 1994. The largest increases occurred at Burbank, AAA Sentry and AAA Century Airport, where rental revenue increased by approximately $122,000, $61,000 and $50,000, respectively. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) decreased by $22,648 in 1994 as compared to 1993. As discussed in Item 8 - Note 5 "Mortgage Loan Investment," this loan was modified effective January 1, 1994. Prior to the modification, interest on the note was received to the extent of excess cash flow from the property securing the loan. At that time, interest was recorded as earned by the Partnership when it was received. Under the modification, the principal balance of the loan was reduced and principal and interest are paid monthly by the borrower. One half of any excess cash flow from the property was used to reduce the principal balance of the second lien loan.

Interest income on mortgage loan investments - affiliates decreased by $199,629 in 1994 as compared to the prior year. The decrease was the result of lower average loan balances outstanding in 1994 than in 1993 due to the repayment of loans at the end of 1993 and the beginning of 1994. Outstanding loans amounted to approximately $3.2 million and $4.1 million at December 31, 1994 and 1993, respectively.

Other interest income increased by $156,043 in 1994 as compared to 1993. The increase was primarily the result of higher average cash balances available for short-term investment in 1994, mainly due to the repayment of loans by affiliates. The Partnership held approximately $7.2 million of cash and cash equivalents at December 31, 1994 as compared to $4.6 million at December 31, 1993. In addition, there was an increase in interest rates earned on invested cash in 1994.

In 1993, the Partnership received a $358,174 refund of prior years' property taxes for One Corporate Center I and III office buildings. In 1994, the Partnership received a $43,878 refund of prior years' property taxes for Burbank Mini-Storage.

In 1993, the Partnership recognized a gain on involuntary conversion of $229,147 relating to hurricane damage suffered at two of the mini-storages warehouses. (See Item 8 - Note 8 - "Gain on Involuntary Conversion"). No such gain was recorded in 1994.

Expenses:

Total expenses increased by $28,639 in 1994 as compared to 1993.

Depreciation and amortization expense increased by $146,311 in 1994 as compared to 1993. The increase was due to the addition of depreciable capital improvements, primarily at One Corporate Center III Office Building, in 1994 and 1993.

Property taxes decreased by $153,800 in 1994 as compared to 1993. The decrease was the result of a decrease in the assessed taxable value of One Corporate Center I and III Office Buildings by taxing authorities as a result of an appeal filed on behalf of the properties.

Property management fees - affiliates increased by $58,385 in 1994 as compared to 1993. The increase was due to an increase in gross rental receipts in 1994, on which the fees are based.

Electricity usage, resulting from an increase in occupancy at One Corporate Center III Office Building, caused an increase in utilities expense in 1994. Utilities increased by $28,209 in 1994 as compared to 1993.

Other property operating expenses increased by $43,880 as compared to the same period in 1993. Approximately $24,000 of the increase was the result of One Corporate Center III amortizing a greater amount of leasing commissions in 1994, which were paid in an effort to increase the occupancy of the building. In addition, there was an increase in the cost of property insurance at all of the properties in 1994.

General and administrative expenses decreased by $144,298 in 1994 as compared to 1993, mainly due to an increase in legal expenses in 1993. The majority of these expenses were attributable to a lawsuit against the borrower on the A-Quality Mini-Storage loan and a suit against the officers and directors of the Original General Partner and the Partnership's former auditors.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $5,157,580 of cash through operating activities in 1995 as compared to $2,730,364 in 1994 and $1,664,105 in 1993. The increase in
1995 was mainly due to cash received in 1995 from the settlement of bankruptcy claims against Southmark as discussed in Item 1 - Southmark Bankruptcy and Change in General Partner. In addition, there was an increase in cash received from tenants and a decrease in interest paid. The increase in 1994 as compared to 1993 was mainly due to an increase in cash received from tenants. See discussion of the increase in rental revenue and the decrease in interest expense above.

In 1993, the Partnership received $398,034 in net insurance proceeds from hurricane damage suffered at two of the mini-storage properties in 1992. The Partnership expended $563,333, $688,492 and $1,335,020 for capital improvements to the properties in 1995, 1994 and 1993, respectively. The Partnership made substantial improvements to its properties in 1993 in an effort to increase the properties' occupancy.

In 1995 and 1994, the Partnership received $282,420 and $278,337, respectively, in payments on its mortgage loan investment to an unaffiliated borrower. As more fully discussed in Item 8 - Note 5 - "Mortgage Loan Investment," the loan was modified in 1994. Prior to the modification, interest only from the excess cash flow of the property was paid on the loan. The second lien loan was repaid in full in the third quarter of 1995.

The Partnership collected (net of loans made) $972,000 and $843,135 of principal on loans to affiliates in 1995 and 1994, respectively. The Partnership made loans to affiliates (net of collections) of $1,033,037 in 1993.

In 1995, the Partnership expended a total of $6,726,266 to repay in full its mortgage note payable and paid $66,949 in prepayment penalties associated with such repayment. The Partnership also paid $195,059 in deferred borrowing costs to secure a $5 million line of credit.

Short-term liquidity:

At December 31, 1995, the Partnership held cash and cash equivalents of $5,718,657. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1996. The Partnership has budgeted $586,000 for necessary capital improvements for all properties in 1996, which are expected to be funded from available cash reserves or from operations of the properties.

One of the Partnership's mortgage loan investments to affiliates totaling $952,538 was repaid subsequent to December 31, 1995 (see Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates").

Additional efforts to maintain and improve Partnership liquidity have included continued attention to property management activities. The objective has been to obtain maximum occupancy rates while holding expenses to levels necessary to maximize cash flows. The Partnership has made capital expenditures on its properties where improvements were expected to increase the competitiveness and marketability of the properties.

In March 1996, the Partnership distributed $3,000,000 to the limited partners.

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. The Partnership acquired a $5 million line of credit in 1995 that may be used for property operations. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only, and there are at present no plans for any such sales or refinancings.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------       -------------------------------------------

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

INDEX TO FINANCIAL STATEMENTS
- -----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1995 and 1994...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1995.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1995.......................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1995.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       34










All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVII, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen, LLP


Dallas, Texas
   March 21, 1996

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                            ------------------------------
                                                                              1995                 1994
                                                                            ----------          ----------
ASSETS
- ------
Real estate investments:
   Land.....................................................               $ 5,387,855         $ 5,387,855
   Buildings and improvements...............................                26,635,813          26,072,480
                                                                            ----------          ----------
                                                                            32,023,668          31,460,335
   Less:  Accumulated depreciation and amortization.........                (7,046,093)         (5,538,346)
                                                                            ----------          ----------
                                                                            24,977,575          25,921,989
                                                                            ----------          ----------

Mortgage loan investment....................................                 1,538,932           1,821,352
Less:  Allowance for impairment.............................                  (177,161)           (349,325)
                                                                            ----------          ----------
                                                                             1,361,771           1,472,027

Mortgage loan investments - affiliates......................                 2,235,902           3,207,902

Cash and cash equivalents...................................                 5,718,657           7,196,410
Cash segregated for security deposits and
   repurchase of limited partnership units..................                   407,565             404,312
Accounts receivable.........................................                   299,835             525,287
Accrued interest receivable.................................                    23,978              49,373
Deferred borrowing costs, net of accumulated
   amortization of $48,764 and $91,612 at
   December 31, 1995 and 1994, respectively.................                   146,295             204,366
Prepaid expenses and other assets...........................                   318,163             520,187
                                                                            ----------          ----------
                                                                           $35,489,741         $39,501,853
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- -----------------------------------------

Long-term debt..............................................               $         -         $ 6,726,266
Accounts payable and accrued expenses.......................                    68,471              72,431
Payable to limited partners.................................                   332,928             332,931
Payable to affiliates.......................................                   253,044             227,189
Security deposits and deferred rental revenue...............                   204,368             194,886
                                                                            ----------          ----------
                                                                               858,811           7,553,703
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
   authorized; 5,273,885 and 5,310,877 limited partnership
   units outstanding at December 31, 1995 and 1994,
   respectively.............................................                34,758,220          32,105,597
   General Partner..........................................                  (127,290)           (157,447)
                                                                            ----------          ----------
                                                                            34,630,930          31,948,150
                                                                            ----------          ----------
                                                                           $35,489,741         $39,501,853
                                                                            ==========          ==========




                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994                1993
                                                        ---------          ---------          ---------
Revenue:
   Rental revenue..........................            $7,517,404         $7,234,070         $6,546,936
   Interest income on mortgage loan
     investment............................               149,334            159,337            181,985
   Interest income on mortgage loan
     investments - affiliates..............               291,324            292,504            492,133
   Other interest income...................               359,755            244,310             88,267
   Property tax refund.....................                30,515             43,878            358,174
   Gain on legal settlement................             1,302,324                  -                  -
   Gain on involuntary conversion..........                     -                  -            229,147
                                                        ---------          ---------          ---------
     Total revenue.........................             9,650,656          7,974,099          7,896,642
                                                        ---------          ---------          ---------

Expenses:
   Interest................................               385,214            765,595            778,577
   Depreciation and amortization...........             1,507,747          1,440,667          1,294,356
   Property taxes..........................               751,848            710,166            863,966
   Personnel costs.........................               627,809            601,610            591,534
   Repairs and maintenance.................               579,543            579,535            571,221
   Property management fees -
     affiliates............................               426,203            405,746            347,361
   Utilities...............................               444,526            442,680            414,471
   Other property operating expenses.......               597,611            569,077            525,197
   General and administrative..............                56,416            100,492            244,790
   General and administrative -
     affiliates............................             1,005,629          1,002,968            958,424
                                                        ---------          ---------          ---------
     Total expenses........................             6,382,546          6,618,536          6,589,897
                                                        ---------          ---------          ---------

Net income before extraordinary item.......             3,268,110          1,355,563          1,306,745
Extraordinary item.........................              (252,402)                 -                  -
                                                        ---------          ---------          ---------

Net income.................................            $3,015,708         $1,355,563         $1,306,745
                                                        =========          =========          =========

Net income allocable to limited
   partners................................            $2,985,551         $1,342,007         $1,293,678
Net income allocable to General
   Partner.................................                30,157             13,556             13,067
                                                       ----------         ----------          ---------
Net income.................................            $3,015,708         $1,355,563         $1,306,745
                                                        =========          =========          =========

Net income per weighted average hundred
   limited partnership units:
   Net income before extraordinary item....            $    60.93         $    25.09         $    24.00
   Extraordinary item......................                 (4.71)                 -                  -
                                                        ---------          ---------          ---------
Net income.................................            $    56.22         $    25.09         $    24.00
                                                        =========          =========          =========







                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993




                                                                                                         Total
                                                        General                   Limited                Partners'
                                                        Partner                   Partners               Equity
                                                       ---------                 ----------             ----------
Balance at December 31, 1992..............             $(184,070)                $30,135,776            $29,951,706

Repurchase of 43,126 limited
   partnership units......................                     -                    (332,933)             (332,933)

Net income................................                13,067                   1,293,678             1,306,745
                                                        --------                  ----------            ----------

Balance at December 31, 1993..............              (171,003)                 31,096,521            30,925,518

Repurchase of 37,408 limited
   partnership units......................                     -                    (332,931)             (332,931)

Net income................................                13,556                   1,342,007             1,355,563
                                                        --------                  ----------            ----------

Balance at December 31, 1994..............              (157,447)                 32,105,597            31,948,150

Repurchase of 36,992 limited
   partnership units......................                     -                    (332,928)             (332,928)

Net income................................                30,157                   2,985,551             3,015,708
                                                        --------                  ----------            ----------

Balance at December 31, 1995..............             $(127,290)                $34,758,220           $34,630,930
                                                        ========                  ==========            ==========



















                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------         ----------
Cash flows from operating activities:
   Cash received from tenants..............            $7,754,299        $ 7,316,836        $ 6,338,457
   Cash paid to suppliers..................            (2,107,840)        (2,308,783)        (2,772,688)
   Cash paid to affiliates.................            (1,405,977)        (1,508,428)        (1,327,008)
   Interest received.......................               336,925            339,729            259,401
   Interest received from affiliates.......               316,719            280,611            495,854
   Interest paid...........................              (317,537)          (723,313)          (736,295)
   Property taxes paid.....................              (751,848)          (710,166)          (951,790)
   Property tax refund.....................                30,515             43,878            358,174
   Cash received from legal settlement.....             1,302,324                  -                  -
                                                        ---------         ----------         ----------
Net cash provided by operating
   activities..............................             5,157,580          2,730,364          1,664,105
                                                        ---------         ----------         ----------

Cash flows from investing activities:
   Proceeds received from insurance
     company...............................                     -                  -            398,034
   Additions to real estate investments....              (563,333)          (688,492)        (1,335,020)
   Proceeds from collection of mortgage
     loan investments......................               282,420            278,337                  -
   Mortgage loan investments -
     affiliates............................                     -         (1,008,000)        (3,017,572)
   Proceeds from collection of mortgage
     loan investments - affiliates.........               972,000          1,851,135          1,984,535
                                                        ---------         ----------         ----------
Net cash provided by (used in)
   investing activities....................               691,087            432,980         (1,970,023)
                                                        ---------         ----------         ----------

Cash flows from financing activities:
   Net (increase) decrease in cash
     segregated for repurchase of
     limited partnership units.............                (5,215)           (87,150)            80,618
   Deferred borrowing costs paid...........              (195,059)                 -                  -
   Principal payments on mortgage
     note payable..........................            (6,726,266)          (127,487)          (114,505)
   Mortgage prepayment penalty paid........               (66,949)                 -                  -
   Repurchase of limited partnership
     units.................................              (332,931)          (332,933)          (332,929)
                                                       ----------         ----------         ----------
Net cash used in financing activities......            (7,326,420)          (547,570)          (366,816)
                                                       ----------         ----------         ----------

Net increase (decrease) in cash and
   cash equivalents........................            (1,477,753)         2,615,774           (672,734)

Cash and cash equivalents at
   beginning of year.......................             7,196,410          4,580,636          5,253,370
                                                       ----------         ----------         ----------

Cash and cash equivalents at end
   of year.................................           $ 5,718,657        $ 7,196,410        $ 4,580,636
                                                       ==========         ==========         ==========



                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities



                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Net income.................................            $3,015,708         $1,355,563         $1,306,745
                                                        ---------          ---------          ---------

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization...........             1,507,747          1,440,667          1,294,356
   Gain on involuntary conversion..........                     -                  -           (229,147)
   Amortization of deferred borrowing
     costs.................................                67,677             42,282             42,282
   Allowance for impairment of
     mortgage loan investment..............              (172,164)           (83,257)                 -
   Extraordinary item......................               252,402                  -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                 1,962             (3,720)           (11,417)
     Accounts receivable...................               225,452             62,607           (231,715)
     Accrued interest receivable...........                25,395              7,446            (47,092)
     Prepaid expenses and other
       assets..............................               202,024             81,936           (143,586)
     Accounts payable and accrued
       expenses............................                (3,960)           (97,325)          (284,695)
     Accrued property taxes................                     -                  -            (78,855)
     Payable to affiliates.................                25,855            (99,714)            18,740
     Security deposits and deferred
       rental revenue......................                 9,482             23,879             28,489
                                                        ---------          ---------          ---------

         Total adjustments.................             2,141,872          1,374,801            357,360
                                                        ---------          ---------          ---------

Net cash provided by operating
   activities..............................            $5,157,580         $2,730,364         $1,664,105
                                                        =========          =========          =========













                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------   -----------------------------------------------------------

Organization
- ------------

McNeil Real Estate Fund XXVII, L.P. (the "Partnership"), formerly known as Southmark Prime Plus, L.P., was organized by affiliates of Southmark Corporation ("Southmark") on January 16, 1987, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act to make short-term loans to affiliates of the general partner. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Prime Plus Corp. (the "Original General Partner"), a wholly-owned subsidiary of McNeil. The Original General Partner was purchased from Southmark by McNeil on March 13, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, Dallas, Texas 75240.

The sole limited partner of the Partnership was initially Southmark Depositary Corp. (the "Depositary"), a wholly-owned subsidiary of Southmark. The Depositary assigned the principal attributes of its aggregate limited partner interest in the Partnership to the Depositary unit holders. The Depositary units were subsequently converted to limited partnership units. The Depositary, Depositary units or limited partnership units are referred to herein as "Units" and the holders thereof as "Unitholders."

Under the original partnership agreement, the Partnership's primary business was to make short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring income-producing real properties. Due to borrower defaults and foreclosures on the properties securing all but one of these mortgages, the Partnership's business also includes ownership and operation of real estate.

In 1992, the Partnership received the proceeds from a $7 million mortgage note payable secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds from the loan was used to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The loans were secured by income-producing real estate and were either junior or senior to other indebtedness as more fully described in Note 6 - "Mortgage Loan Investments - Affiliates." The mortgage note payable was repaid by the Partnership in 1995 and a $5 million line of credit was obtained that will be used to fund any future loans made to affiliates of the General Partner. See Note 7 - "Long-Term Debt."

The Partnership is engaged in the ownership, operation and management of commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned one mortgage loan investment to an unaffiliated borrower, three mortgage loan investments to affiliates of the General Partner, and ten income-producing properties as described in Note 4 - "Real Estate Investments."

Basis of Presentation
- ---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation and Amortization
- -----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease, using the straight-line method.

Mortgage Loan Investments
- -------------------------

Mortgage loan investments are recorded at their original basis, net of any allowance for uncollectible amounts. Interest income is recognized as it is earned. Interest accrual is ceased at such time as management determines collection is doubtful.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
- ------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the related mortgage note payable or line of credit agreement. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
- --------------

The Partnership leases its mini-storage warehouses under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the term of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
- -------------------------------------

The Amended Partnership Agreement provides for net income and net losses of the Partnership to be allocated 99% to the Unitholders and 1% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994, and 1993 have been made in accordance with these provisions.

Distributions
- -------------

At the discretion of the General Partner, distributions to the partners are paid from cash from operations available after payment of affiliate compensation. Under the terms of the Amended Partnership Agreement, the General Partner is not entitled to distributions from operations.

Cash from operations available for distribution is determined by provisions of the Amended Partnership Agreement, and differs from the amount reported as net cash provided by operating activities in the accompanying Statements of Cash Flows. Cash from operations available for distribution consists of cash received from operations of the Partnership during a given period of time less (1) operational cash disbursements during the same period of time including capital improvements, unscheduled mortgage principal reductions and repayment of Partnership advances from affiliates, (2) a reasonable allowance for reserves, contingencies and anticipated obligations as determined at the discretion of the General Partner, (3) proceeds held pending investment in affiliate loans, and
(4) any monies reserved for repurchase of Units.

Liquidation proceeds will be distributed when the Partnership is dissolved and wound up after taking into account all items of income, gain, loss or deduction. Distribution of liquidation proceeds will then be made to the partners with positive capital account balances.

No distributions were paid to the partners in 1995, 1994 or 1993. In March 1996, the Partnership distributed $3,000,000 to the limited partners.


Net Income Per Hundred Limited Partnership Units
- ------------------------------------------------

Net income per one hundred Units is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding expressed in hundreds. Per unit information has been computed based on 53,109, 53,483 and 53,914 (in hundreds) Units outstanding in 1995, 1994 and 1993, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- ------   ----------------------------

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------          ---------
Property management fees...................            $  426,203         $  405,746         $  347,361
Charged to general and
   administrative - affiliates:
   Partnership administration..............               432,998            405,528            410,923
   Asset management fee....................               572,631            597,440            547,501
                                                        ---------          ---------          ---------
                                                       $1,431,832         $1,408,714         $1,305,785
                                                        =========          =========          =========

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the Unitholders received distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative, were accrued in the years earned and are to be paid when conditions were met. Conditions for payment have not yet been met and, at December 31, 1995 and 1994, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions. See Note 6 - "Mortgage Loan Investments - Affiliates" for a discussion of these transactions.

Payable to affiliates at December 31, 1995 and 1994  consisted  primarily of the performance incentive fee of $141,647 accrued in prior years, property management fees, Partnership general and administrative expenses, asset management fees and prepaid interest as further discussed in Note 6 - "Mortgage Loan Investments - Affiliates." Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 3 - TAXABLE INCOME
- ------   --------------

McNeil Real Estate Fund XXVII, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $11,258,459 in 1995, $10,569,292 in 1994 and $10,682,379 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
- ------   -----------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:

                                                                           Accumulated
                                                      Buildings and        Depreciation        Net Book
       1995                           Land            Improvements       and Amortization        Value
       ----                         ---------          ----------            --------          ----------
AAA Century Airport
   Inglewood, CA                   $  361,535         $ 2,142,648           $(449,652)        $ 2,054,531
AAA Sentry
   N. Lauderdale, FL                   70,337             525,535            (123,641)            472,231
Burbank
   Burbank, CA                        830,043           2,482,324            (531,179)          2,781,188
Forest Hill
   W. Palm Beach, FL                  510,780           1,952,030            (422,550)          2,040,260
Fountainbleau
   Miami, FL                          287,114           1,204,371            (228,724)          1,262,761
Kendall Sunset
   Miami, FL                          672,756           3,889,002            (815,954)          3,745,804
Margate
   Margate, FL                        233,575           1,297,803            (274,389)          1,256,989
Military Trail
   W. Palm Beach, FL                  571,715           1,806,036            (385,788)          1,991,963
One Corporate Center I
   Edina, MN                          925,000           5,477,168          (1,836,921)          4,565,247
One Corporate Center III
   Edina, MN                          925,000           5,858,896          (1,977,295)          4,806,601
                                    ---------          ----------          ----------          ----------
                                   $5,387,855         $26,635,813         $(7,046,093)        $24,977,575
                                    =========          ==========          ==========          ==========


                                                                          Accumulated
                                                      Buildings and       Depreciation         Net Book
       1994                           Land            Improvements      and Amortization         Value
       ----                         ---------          ----------         -----------          ----------

AAA Century Airport                $  361,535         $ 2,113,797        $   (358,173)        $ 2,117,159
AAA Sentry                             70,337             494,252             (87,694)            476,895
Burbank                               830,043           2,468,892            (426,205)          2,872,730
Forest Hill                           510,780           1,928,235            (338,769)          2,100,246
Fountainbleau                         287,114           1,180,367            (171,856)          1,295,625
Kendall Sunset                        672,756           3,857,005            (654,088)          3,875,673
Margate                               233,575           1,261,191            (212,571)          1,282,195
Military Trail                        571,715           1,753,408            (306,298)          2,018,825
One Corporate Center I                925,000           5,228,231          (1,486,109)          4,667,122
One Corporate Center III              925,000           5,787,102          (1,496,583)          5,215,519
                                    ---------          ----------          ----------          ----------
                                   $5,387,855         $26,072,480         $(5,538,346)        $25,921,989
                                    =========          ==========          ==========          ==========

The Partnership leases its office buildings under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1995 are as follows:

                  1996....................................        $2,242,000
                  1997....................................         1,968,000
                  1998....................................         1,157,000
                  1999....................................           436,000
                  2000....................................           232,000
                  Thereafter..............................           125,000
                                                                   ---------
                    Total                                         $6,160,000

Future minimum rents do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $130,560, $127,069 and $74,999 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 5 - MORTGAGE LOAN INVESTMENT
- ------   ------------------------

In 1987, the Partnership made a nonrecourse mortgage loan to an affiliate of Southmark secured by A-Quality Mini-Storage. The property was subsequently sold to an unaffiliated borrower subject to the Partnership's first priority mortgage loan. On August 6, 1990, the Partnership was advised that Southmark Storage Associates, the borrower on the A-Quality mortgage loan, had filed a petition for bankruptcy in the United States Bankruptcy Court of Connecticut. This action served to automatically stay foreclosure proceedings.

In April 1994, the borrower and the Partnership reached a settlement concerning the loan. Under the settlement, the borrower paid the Partnership $150,000 in cash and the loan was renewed for $1,453,194 (representing the original $2,100,000 principal balance less all post bankruptcy petition payments made by the borrower) effective January 1, 1994. An additional second lien loan was executed in the amount of $134,397 at an interest rate of 6%, which was paid in full in the third quarter of 1995. Principal and interest at a rate of prime plus 2% are payable monthly on the first lien loan which matures in January 1997.

Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The impact of adopting SFAS 114 was immaterial to the Partnership's financial statements. In accordance with SFAS 114, the measure of impairment for a loan restructured in a troubled debt restructuring is based on the present value of expected future cash flows discounted at the original contractual rate. Accordingly, upon the April 1994 modification, the Partnership measured the impairment of the mortgage loan investment and determined that an allowance for impairment was still required. For the year ended December 31, 1993, there were no changes in the balance of the allowance for impairment. For the years ended December 31, 1995 and 1994, the allowance for impairment decreased by $172,164 and $83,257, respectively. The 1995 decrease in the allowance was due to the passage of time (the allowance is measured based on discounted cash flows) and the 1994 decrease was primarily due to the April 1994 modification which changed the expected future cash flows.

Since the April 1994 modification, interest income has been recorded at an interest rate that equates the expected future cash flows to the mortgage loan investment balance. The expected cash flows change slightly from year to year. Additionally, any changes in the allowance for impairment that result from changes in the discount rate or passage of time are also recorded as interest income. This accounting treatment resulted in the recognition of $149,334 and $159,337 of interest income for the years ended December 31, 1995 and 1994, respectively. The effective interest rate of this interest income was 10.4% and 10.3% for 1995 and 1994, respectively. Interest income of $154,909 and $136,417 would have been recognized under the terms of the modification agreement for the years ended December 31, 1995 and 1994, respectively, if the Partnership had not adopted SFAS 114.

The following sets forth the Partnership's mortgage loan investment to an unaffiliated borrower at December 31, 1995 and 1994.


                          Mortgage         Annual          Monthly                       December 31,
                            Lien             Interest      Payments/            -----------------------------
Property                  Position         Rate %          Maturity               1995                1994
- --------                  ---------       --------     ----------------         ---------           ---------
A - Quality
   Mini-Storage            First          (a)10.50     (a) 14,470  1/97        $1,538,932          $1,743,423
                           Second             6.00        (b)                          -               77,929
                                                                                --------            ---------
                                                                                1,538,932           1,821,352
Allowance for loss                                                               (177,161)           (349,325)
                                                                                ---------           ---------

                                                                               $1,361,771          $1,472,027
                                                                                =========           =========


(a) Under the modification terms, interest accrues on the first mortgage loan at a rate equal to the prime lending rate of Bank of America in effect as of the first day of each calendar month plus 2%. The prime lending rate at December 31, 1995 and 1994 was 8.5%. The monthly payment is based on a 240 month amortization, which changes as the interest rate changes.

(b) One half of the net cash flow of the property (after payments on the first lien loan) was payable monthly on the second lien loan. The second lien loan was paid in full in the third quarter of 1995.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of the mortgage loan investment was approximately $1,407,000 at December 31, 1995.

The cost of the mortgage loan investment for Federal income tax purposes was $1,416,547 at December 31, 1995.

On March 21, 1996, the mortgage loan investment plus accrued interest was paid in full by the borrower.

NOTE 6 - MORTGAGE LOAN INVESTMENTS - AFFILIATES
- ------   --------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make nonrecourse mortgage loans to affiliates of the General Partner so long as such loans meet certain conditions, including that such loans bear interest at a rate equal to the prime lending rate of Bank of America plus 2.5%, or plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. At December 31, 1995, the Partnership had outstanding loans receivable of $2,235,902, of which $1,435,902 were first priority loans and $800,000 were junior priority loans. For the year ended December 31, 1995, the Partnership recognized $291,324 of interest income related to these loans. The following sets forth the Partnership's mortgage loan investments to affiliates of the General Partner at December 31, 1995 and 1994. Loans were funded by the proceeds from the mortgage note payable entered into in October 1992 (see Note 7 - "Long-Term Debt") or other available funds. Interest only is due monthly. The monthly payment varies according to the prime lending rate.

                                                                                             December 31,
                                   Lien          Interest         Payments/         ----------------------------
Property                           Position      Rate % (a)       Maturity             1995              1994
- --------                           ---------     ----------       -----------       ----------         ---------
McNeil Pension Investment
   Fund, Ltd.:
   Brice Road Office
     Building                      First           11.00             05/98         $  483,364         $  483,364
McNeil Real Estate Fund X,
   Ltd.:
   Lakeview Plaza Shopping
     Center                        Second          12.00             08/97            800,000            800,000
McNeil Real Estate Fund
   XXI, L.P.:
   Suburban Plaza Shopping
     Center                        Third           12.00             05/95                    -          972,000
McNeil Real Estate Fund
   XXVI, L.P.:
   Continental Plaza Office
     Building                      First           11.00             03/96            952,538            952,538
                                                                                    ---------          ---------
                                                                                   $2,235,902         $3,207,902
                                                                                    =========          =========

(a) The loans bear interest at the prime lending rate of Bank of America plus 2.5% for senior priority loans and prime plus 3.5% for junior priority loans. The prime lending rate was 8.5% at December 31, 1995 and 1994.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1994, 1993 and 1992, $88,000, $330,364 and $65,000, respectively, was borrowed by McPIF pursuant to this commitment. This loan is secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. Interest on the loan is payable monthly. Principal is payable on the third anniversary date of issuance.

On August 15, 1994, the Partnership agreed to loan an aggregate of $1 million to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). In 1994, $800,000 was borrowed by Fund X pursuant to this commitment. This loan is secured by a second lien on Lakeview Plaza Shopping Center located in Lexington, Kentucky. Interest on the loan is payable monthly, with principal payable on the third anniversary date of issuance.

On May 1, 1992, the Partnership agreed to loan an aggregate of $972,000 at an interest rate of prime plus 3.5% to McNeil Real Estate Fund XXI, L.P. ("Fund XXI"). In 1992, $972,000 was borrowed by Fund XXI pursuant to this commitment. This loan was secured by a third lien on Suburban Plaza Shopping Center located in Knoxville, Tennessee. Interest on the loan was payable monthly. The loan was repaid in full in 1995.

On March 1, 1993, the Partnership agreed to loan an aggregate of $1.536 million at an interest rate of prime plus 2.5% to McNeil Real Estate Fund XXVI, L.P. ("Fund XXVI"). In 1993, $952,538 was borrowed by Fund XXVI pursuant to this commitment. This loan was secured by a first lien on Continental Plaza Office Building located in Scottsdale, Arizona. Interest on the loan was payable monthly, with principal payable on the third anniversary date of issuance. The loan was paid in full in January 1996.

In order to induce the Partnership to lend funds to the foregoing affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime plus 2.5% or prime plus 3.5%) and the interest rate actually paid by Fund X and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. At December 31, 1994 and 1993, the General Partner had paid, net of repayments, $27,250 and $88,509, respectively, representing the aggregate amount of interest which would be owed for one year pursuant to this arrangement. No such interest was prepaid in 1995 since no funds were borrowed by Fund X or McPIF in 1995. In addition, the General Partner paid $27,193, $28,249 and $114,889 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1995, 1994 and 1993, respectively. All other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met at December 31, 1995, 1994 and 1993, in connection with these loans.

A summary of activity for the mortgage loan investments from affiliates is as follows:

                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------         ----------
Balance at beginning of year...............            $3,207,902        $ 4,051,037        $ 3,018,000
Mortgage loans funded......................                     -          1,008,000          3,017,572
Mortgage loans repaid......................              (972,000)        (1,851,135)        (1,984,535)
                                                        ---------         ----------         ----------
Balance at end of year.....................            $2,235,902        $ 3,207,902        $ 4,051,037
                                                        =========         ==========         ==========



Based on the lending rates prescribed by the Amended  Partnership  Agreement for
affiliate   mortgage  loan   investments,   the  fair  value  of  mortgage  loan
investments-affiliates approximated book value at December 31, 1995.

The cost of the mortgage loan investments for Federal income tax purposes is the same as the carrying amount for financial statement purposes.

NOTE 7 - LONG-TERM DEBT
- ------   --------------

As more fully described below, the long-term debt of the Partnership was converted from a mortgage note payable to a revolving credit agreement during 1995.

The following sets forth the mortgage note payable of the Partnership at December 31, 1995 and 1994. The mortgage note payable was secured by the related real estate investments.

                         Mortgage         Annual           Monthly                   December 31,
                           Lien          Interest          Payments/         ---------------------------
Property                 Position         Rate %           Maturity             1995             1994
- --------                 ----------      --------       --------------       ----------       ----------
Forest Hill,
Fountainbleau,
Kendall Sunset,
Margate, and
Military Trail           First (a)        10.50         $70,900  10/99     $          -      $6,726,266
                                                                            ===========       =========


 (a) In October 1992, the Partnership entered into a loan agreement to borrow an aggregate of $7 million. Principal on this loan was due and payable seven years following issuance, with interest payable annually at a rate of 10.5% per annum for the first three years and prime plus 2% thereafter. The loan was secured by certain mini-storage warehouses owned by the Partnership. McNeil personally guaranteed up to $1.75 million of the aggregate loan amount. The Partnership received net proceeds of approximately $6.5 million from the loan, the balance of the loan amount being used to defray certain closing costs and to establish an escrow account for real estate taxes. The net loan proceeds were used to make loans to various affiliates of the General Partner and to fund working capital needs. The balance of the proceeds was invested, in accordance with the terms of the Amended Partnership Agreement, in short-term interest-bearing accounts.

In May 1995, the Partnership paid down its mortgage note payable by $4,628,250. In June 1995, the Partnership secured a $5 million line of credit that may be used to fund any loans made to affiliates of the General Partner as well as for working capital and general partnership purposes. In connection with obtaining the line of credit, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable. In connection with the repayments, the Partnership paid prepayment penalties of $66,949 and wrote off $185,453 of deferred borrowing costs, resulting in an extraordinary loss of $252,402 in 1995.

No amounts had been received by the Partnership under the $5 million line of credit agreement as of December 31, 1995. Any borrowings under the line of credit would bear interest at prime plus one half of one percent or a LIBOR-based rate, if so elected by the Partnership. The Partnership is required to pay a commitment fee equal to one quarter of one percent per annum on any unused portion of the line of credit. Total commitment fees paid during 1995 were $3,542. The Partnership incurred loan costs of $195,059 related to the line of credit. The line of credit expires in July 1997 and is secured by One Corporate Center I and III office buildings and Kendall Sunset Mini-Storage.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
- ------   ------------------------------

In September 1992, extensive hurricane damage occurred at Fountainbleau and Kendall Sunset Mini-Storage warehouses. Although repairs were substantially complete at the end of the year, reimbursements from the insurance company had not yet been fully received. In 1993, the Partnership received $398,034 from the insurance company and recognized a $229,147 gain on involuntary conversion, which represents the amount of insurance reimbursements received in excess of the basis of the properties damaged.

NOTE 9 - REPURCHASE OF LIMITED PARTNERSHIP UNITS
- ------   ---------------------------------------

Under the provisions of both the original partnership agreement and the Amended Partnership Agreement, the Partnership is required to repurchase Units in amounts totaling up to .6% of gross proceeds per year. The repurchase amount is equal to the lesser of 90% of adjusted invested capital, or $9 per Unit. Repurchase is based on written requests from Unitholders submitted between October 1 and October 20 of each year. The requirement was first effective in 1989. In January 1996, $332,928 was used to repurchase 36,992 Units for requests submitted in 1995. In January 1995, $332,931 was used to repurchase 37,408 Units for requests submitted in 1994. In January 1994, $332,933 was used to repurchase 43,126 Units for requests submitted in 1993.

NOTE 10 - GAIN ON LEGAL SETTLEMENT
- -------   ------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark") for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, which totaled approximately $17,024,326, for the full amount claimed and such settlement was approved by the Bankruptcy Court.

Pursuant to the settlement agreement, the Partnership released Southmark and its affiliates and the Original General Partner from any further liability in connection with the claims made with the Bankruptcy Court. In return, an affiliate of McNeil agreed to waive payment on a dollar for dollar basis in an amount equal to the settled claims against Partnership advances owed at that time. In addition, the Partnership received Southmark bankruptcy plan assets in respect to its claims which were not offset against the Partnership advances. Because the Partnership's claims against Southmark were settled for $17,024,326, the Partnership advances of $223,800 owed at that time were reduced in their entirety and the claims had a remaining balance of $16,800,526. Although the Partnership settled the claims against Southmark for the full amount claimed, the settlement agreement provided that the Partnership receive a distribution of Southmark bankruptcy plan assets based on a claim amount of approximately $9,157,000.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $984,649 in cash, and common and preferred stock in the reorganized Southmark which was subsequently sold for $317,675. These amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants and were recorded as a gain on legal settlement on the Statements of Operations.

NOTE 11 - LEGAL PROCEEDINGS
- -------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Robert Lewis v. McNeil Real Estate Fund XXVII, L.P. and McNeil Partners, L.P., Civil Action No. 13287 (Del. Ch.). This complaint alleges, among other things, that the General Partner caused the Partnership to loan money to affiliated partnerships at rates lower than the Partnership's cost of borrowing, which the plaintiff alleges constitutes a breach of the General Partner's fiduciary duties. The complaint alleges that the affiliate loans are designed to enable the affiliated partnerships to continue in business so as to enable the General Partner to continue collecting fees from them. An answer to the complaint was filed on February 3, 1994, denying the material averments of wrongdoing and asserting affirmative defenses. In 1995, the plaintiff and the Partnership executed a Stipulation and Order of Dismissal, which dismissed the action without prejudice.

3) Helen Pasco v. McNeil Real Estate Fund XXVII, L.P., Southmark Prime Plus Corp., et al. and Does 1-50 Inclusive. This complaint alleges that several limited partnerships and funds, including the Partnership, along with McMachen, Prudential Securities, Inc. and other unidentified defendants, transmitted false and misleading information to the plaintiff which was used to entice the plaintiff into investing her money with the defendants. The complaint also alleges that the defendants misrepresented speculative, illiquid limited partnerships as safe, income-producing investments suitable for safety-conscious and conservative investors. Although the Partnership is included as a defendant, the plaintiff's allegations do not specify in what way the Partnership was involved in improper conduct. The complaint does not state, other than by broad allegations, that the Partnership acted in an improper manner with regard to the operation or management of the limited partnership. An answer was filed on behalf of the Partnership in February 1994, and there has been no further action in this matter. The ultimate outcome of this case cannot be determined at this time.

                       McNEIL REAL ESTATE FUND XXVII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                         Initial Cost (b)            Cumulative          Costs
                                                  ---------------------------        Write-down       Capitalized
                                Related (b)                       Buildings and     and Permanent      Subsequent
Description                    Encumbrances         Land          Improvements       Impairment      To Acquisition
- -----------                     ---------         ---------        ----------         --------         ---------
MINI-STORAGE WAREHOUSES:

AAA Century Airport
   Inglewood, CA               $        -        $  359,820        $2,040,180        $       -        $  104,183

AAA Sentry
   N. Lauderdale, FL                    -            69,890           380,110                -           145,872

Burbank
   Burbank, CA                          -           825,918         2,394,082                -            92,367

Forest Hill
   West Palm Beach, FL                  -           507,422         1,862,578                -            92,810

Fountainbleau
   Miami, FL                            -           285,854           864,146                -           341,485

Kendall Sunset
   Miami, FL (c)                        -           672,000         3,808,000                -            81,758

Margate
   Margate, FL                          -           233,101         1,156,899                -           141,378

Military Trail
   West Palm Beach, FL                  -           568,405         1,681,595                -           127,751

OFFICE BUILDINGS:

One Corporate Center I
   Edina MN (c)                         -           925,000         5,250,000       (1,300,000)        1,527,168

One Corporate Center III
   Edina, MN (c)                        -           925,000         5,255,000       (1,300,000)        1,903,896
                                ---------         ---------        ----------       ----------         ---------

                               $        -        $5,372,410       $24,692,590      $(2,600,000)       $4,558,668
                                =========         =========        ==========       ==========         =========












                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                    Gross Amount at
                                           Which Carried at Close of Period
                                   -----------------------------------------------        Accumulated
                                                    Buildings and                         Depreciation
Description                          Land            Improvements        Total (a)      and Amortization
                                   ---------         ----------          ---------        -----------
MINI-STORAGE WAREHOUSES:

AAA Century Airport
   Inglewood, CA                  $  361,535         $2,142,648         $2,504,183       $  (449,652)

AAA Sentry
   N. Lauderdale, FL                  70,337            525,535            595,872          (123,641)

Burbank
   Burbank, CA                       830,043          2,482,324          3,312,367          (531,179)

Forest Hill
   West Palm Beach, FL               510,780          1,952,030          2,462,810          (422,550)

Fountainbleau
   Miami, FL                         287,114          1,204,371          1,491,485          (228,724)

Kendall Sunset
   Miami, FL                         672,756          3,889,002          4,561,758          (815,954)

Margate
   Margate, FL                       233,575          1,297,803          1,531,378          (274,389)

Military Trail
   West Palm Beach, FL               571,715          1,806,036          2,377,751          (385,788)

RETAIL CENTER

One Corporate Center I
   Edina, MN                         925,000          5,477,168          6,402,168        (1,836,921)

One Corporate Center III
   Edina, MN                         925,000          5,858,896          6,783,896        (1,977,295)
                                   ---------         ----------         ----------        ----------
                                  $5,387,855        $26,635,813        $32,023,668       $(7,046,093)
                                   =========         ==========         ==========        ==========


(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $34,399,151 and accumulated depreciation was $4,896,484 at December 31, 1995.

(b) The carrying values of One Corporate Center I and III Office Buildings were each reduced by $1,300,000 in 1991.

(c) These properties secure a $5 million line of credit; however, no borrowings were outstanding under the line of credit at December 31, 1995.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995



                                Date of                     Date                 Depreciable
Description                  Construction                 Acquired              lives (years)
- -----------                  ------------                 --------              ------------

MINI-STORAGE WAREHOUSES:
AAA Century Airport
   N. Lauderdale, FL            1987                        09/90                   5-25

AAA Sentry
   N. Lauderdale, FL            1987                        10/90                   5-25

Burbank
   Burbank, CA                  1987                        09/90                   5-25

Forest Hill
   West Palm Beach, FL          1985                        08/90                   5-25

Fountainbleau
   Miami, FL                    1987                        11/90                   5-25

Kendall Sunset
   Miami, FL                    1986                        10/90                   5-25

Margate
   Margate, FL                  1985                        10/90                   5-25

Military Trail
   West Palm Beach, FL          1986                        08/90                   5-25

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                    1979                        12/89                   5-25

One Corporate Center III
   Edina, MN                    1980                        12/89                   5-25


                       McNEIL REAL ESTATE FUND XXVII, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Real estate investments:
- -----------------------

Balance at beginning of year...............           $31,460,335        $30,771,843        $29,436,823

Improvements...............................               563,333            688,492          1,335,020
                                                       ----------         ----------         ----------

Balance at end of year.....................           $32,023,668        $31,460,335        $30,771,843
                                                       ==========         ==========         ==========



Accumulated depreciation and amortization:

Balance at beginning of year...............           $ 5,538,346        $ 4,097,679        $ 2,803,323

Depreciation and amortization..............             1,507,747          1,440,667          1,294,356
                                                       ----------         ----------         ----------

Balance at end of year.....................           $ 7,046,093        $ 5,538,346        $ 4,097,679
                                                       ==========         ==========         ==========

                                    PART III


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------        ---------------------------------------------------------------
              FINANCIAL DISCLOSURES
              ---------------------

None.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------       --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
- -----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr. McNeil was a private  investor.  Mr. McNeil has been a member of the international board of directors of the Salk Institute,  which promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that,  she was a commercial  real estate agent and analyst with Marcus and Millichap in San Francisco.  In 1978,  Mrs.  McNeil
                                        established  the Escrow Training  Company,  California's  first  accredited commercial  training  program for title  company  escrow  officers and real estate agents needing  college  credits to qualify for brokerage  licenses.
                                        She  began in real  estate  as  Manager  and  Marketing  Director  of Title
                                        Insurance  and  Trust  in Marin  County,  CA.  Mrs.  McNeil  serves  on the international board of directors of the Salk Institute.







                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
- -----------------              ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing $2 billion in asset value.  He was also Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates. Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice President and Chief
                                        Financial  Officer and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before his  promotion  to
                                        President  in  1982.  He was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

Section 16 (a) of the Securities Exchange Act of 1934 requires the Partnership's General Partner and the directors and executive offers of the General Partner (Including McNeil Investors, Inc. as the general partner of the General Partner and the officers and directors of McNeil Investors, Inc.) to file, with the Securities and Exchange Commission, reports of ownership and changes in ownership of the Partnership's Units. The Partnership is required to identify any of those persons who failed to file such reports on a timely basis.

During 1995, Mrs. McNeil inadvertently failed to file on a timely basis one report relating to one transaction. In making this disclosure, the Partnership has relied solely on written representations of these and other individuals and on copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 11.     EXECUTIVE COMPENSATION
- -------      ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------      --------------------------------------------------------------

     (A) Security ownership of certain beneficial owners.

           No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than the General Partner, as noted in (B) below.

     (B) Security ownership of management.

           The General Partner and the officers and directors of its general partner, collectively own 410,300 limited partnership units, which represents approximately 7.78% of the outstanding limited partnership units as of February 29, 1996.

     (C) Change in control.

           None


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------      ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $572,631 of such asset management fees.

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the Unit holders receive distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative and were accrued in the years earned and are to be paid when conditions are met. Conditions for payment have not yet been met and, at December 31, 1995, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

The Partnership pays property management fees equal to 5% of the gross rental receipts of mini-storage properties (6% for commercial) to McREMI, an affiliate of the General Partner, for providing property management services.
Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $859,201 of such property management fees and reimbursements. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of either prime of Bank of America plus 2.5% or prime plus 3.5%, depending on whether the security for such loans is first priority or junior priority.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1994, 1993 and 1992, $88,000, $330,364 and $65,000, respectively, was borrowed by McPIF pursuant to this commitment. This loan is secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. Interest on the loan is payable monthly. Principal is payable on the third anniversary date of issuance.

On August 15, 1994, the Partnership agreed to loan an aggregate of $1 million to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). In 1994, $800,000 was borrowed by Fund X pursuant to this commitment. This loan is secured by a second lien on Lakeview Plaza Shopping Center located in Lexington, Kentucky. Interest on the loan is payable monthly, with principal payable on the third anniversary date of issuance.

On May 1, 1992, the Partnership agreed to loan an aggregate of $972,000 at an interest rate of prime plus 3.5% to McNeil Real Estate Fund XXI, L.P. ("Fund XXI"). In 1992, $972,000 was borrowed by Fund XXI pursuant to this commitment. This loan was secured by a third lien on Suburban Plaza Shopping Center located in Knoxville, Tennessee. Interest on the loan was payable monthly. The loan was repaid in full in 1995.

On March 1, 1993, the Partnership agreed to loan an aggregate of $1.536 million at an interest rate of prime plus 2.5% to McNeil Real Estate Fund XXVI, L.P. ("Fund XXVI"). In 1993, $952,538 was borrowed by Fund XXVI pursuant to this commitment. This loan was secured by a first lien on Continental Plaza Office Building located in Scottsdale, Arizona. Interest on the loan was payable monthly, with principal payable on the third anniversary date of issuance. The loan was paid in full in January 1996.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime of Bank of America plus 2.5% or 3.5%) and the interest rate actually paid by Fund X and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. In 1995, the General Partner paid $27,193 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1995. In connection with these loans, all other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- -------      -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)   Exhibits
      --------


      Exhibit
      Number                      Description
      -------                     -----------

      4.2 Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXVII, L.P. (incorporated by reference to the Current Report of the registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

      10. Mutual Release and Settlement Agreement between Southmark Storage Associates Limited Partnership and McNeil Real Estate Fund XXVII, L.P. (incorporated by reference to the Quarterly Report of the registrant on form 10-Q for the period ended March 31, 1995, as filed on May 15, 1995).

      10.1 Assignment of Partnership Advances dated March 13, 1991 between Prime Plus Corp. and McNeil Partners, L.P. (1)

      10.2 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the registrant (incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994).

      10.5 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XXVII, L.P. and McNeil Real Estate Management, Inc.
                                  (2)

      10.6 Amendment of Property Management Agreement dated March 5, 1993, by McNeil Real Estate
                                  Fund XXVII, L.P. and McNeil Real Estate Management, Inc. (2)

      10.7                        Promissory   Note  dated   October  23,  1992,
                                  between Community Bank, N.A. and McNeil Real Estate Fund XXVII, L.P. (2)

      10.8 Loan Agreement dated October 23, 1992, between Community Bank, N.A. and McNeil Real Estate Fund XXVII, L.P. (2)

      10.9 Guaranty Agreement dated October 23, 1992, between Community Bank, N.A. and Robert A. McNeil. (2)

      10.10 Revolving Credit Loan Agreement dated June 21, 1995, between PNC Bank, National Association and McNeil Real Estate Fund XXVII, L.P.

      10.11 Consolidated, Amended and Restated Revolving Credit Note dated June 21, 1995, between PNC Bank, National Association and McNeil Real Estate Fund XXVII, L.P.

      11.                         Statement regarding  computation of Net Income
                                  (Loss) per Hundred Limited Partnership Units (see Note 1 to Financial Statements).

                  (1) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

                  (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1995.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  McNEIL REAL ESTATE FUND XXVII, L.P.
                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



April 1, 1996                                      By:  /s/  Robert A. McNeil
- ----------------------------                            ---------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 1, 1996                                      By:  /s/  Donald K. Reed
- ----------------------------                            ---------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Ron K. Taylor
- ----------------------------                            ---------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                           of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Carol A. Fahs
- ----------------------------                            ---------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
