Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1996-05-14
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended                      March 31, 1996
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-17173




                       MCNEIL REAL ESTATE FUND XXVII, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         Delaware                                   33-0214387
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)



             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code        (214) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,387,855      $    5,387,855
   Buildings and improvements...............................                26,737,148          26,635,813
                                                                        --------------       -------------
                                                                            32,125,003          32,023,668
   Less:  Accumulated depreciation and amortization.........                (7,425,905)         (7,046,093)
                                                                        --------------       -------------
                                                                            24,699,098          24,977,575
                                                                        --------------       -------------

Mortgage loan investment....................................                         -           1,538,932
Less: Allowance for impairment..............................                         -            (177,161)
                                                                        --------------       -------------
                                                                                     -           1,361,771

Mortgage loan investments - affiliates......................                 1,283,364           2,235,902
Cash and cash equivalents ..................................                 6,245,614           5,718,657
Cash segregated for security deposits and repurchase........
   of limited partnership units.............................                    82,999             407,565
Accounts receivable.........................................                   304,599             299,835
Accrued interest receivable.................................                    12,397              23,978
Deferred borrowing costs, net of accumulated
   amortization of $73,147 and $48,764 at March 31,
   1996 and December 31, 1995, respectively.................                   121,912             146,295
Prepaid expenses and other assets...........................                   295,400             318,163
                                                                        --------------       -------------
                                                                       $    33,045,383      $   35,489,741
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Accounts payable and accrued expenses.......................           $        58,933      $       68,471
Accrued property taxes......................................                   174,246                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   378,684             253,044
Security deposits and deferred rental revenue...............                   220,969             204,368
                                                                        --------------       -------------
                                                                               832,832             858,811
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,273,885 limited partnership units
     outstanding at March 31, 1996 andDecember 31, 1995.....                32,334,025          34,758,220
   General Partner..........................................                  (121,474)           (127,290)
                                                                        --------------       -------------
                                                                            32,212,551          34,630,930
                                                                        --------------       -------------
                                                                       $    33,045,383      $   35,489,741
                                                                        ==============       =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                                1996                1995
                                                                          ---------------    ---------------
Revenue:
Rental revenue.................................................           $     1,935,883    $     1,931,262
Interest income on mortgage loan investment....................                    85,285             53,772
Interest income on mortgage loan investments - affiliates......                    38,959             93,971
Other interest income..........................................                    82,693             89,943
Property tax refund............................................                         -             30,515
                                                                            -------------      -------------
  Total revenue................................................                 2,142,820          2,199,463
                                                                            -------------      -------------

Expenses:
Interest.......................................................                    24,382            186,878
Depreciation and amortization..................................                   379,812            371,013
Property taxes.................................................                   213,576            219,920
Personnel costs................................................                   188,032            182,492
Utilities......................................................                   112,623            109,917
Repairs and maintenance........................................                   146,599            129,951
Property management fees - affiliates..........................                   106,043            108,127
Other property operating expenses..............................                   150,860            164,643
General and administrative.....................................                    13,323              7,793
General and administrative - affiliates........................                   225,952            259,453
                                                                            -------------      -------------
  Total expenses...............................................                 1,561,202          1,740,187

Net income.....................................................            $      581,618     $      459,276
                                                                            =============      =============

Net income allocable to limited partners.......................            $      575,802     $      454,683
Net income allocable to General Partner........................                     5,816              4,593
                                                                            -------------     --------------
Net income.....................................................            $      581,618     $      459,276
                                                                            =============      =============

Net income per weighted average hundred limited
  partnership units............................................            $        10.92     $         8.56
                                                                            =============      =============

Distributions per weighted average hundred limited
  partnership units............................................            $        56.88     $            -
                                                                            =============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ----------------      ---------------
Balance at December 31, 1994..............       $     (157,447)         $     32,105,597      $    31,948,150

Net income................................                4,593                   454,683              459,276
                                                  -------------           ---------------       --------------

Balance at March 31, 1995.................       $     (152,854)         $     32,560,280      $    32,407,426
                                                  =============           ===============       ==============



Balance at December 31, 1995..............       $     (127,290)         $     34,758,220      $    34,630,930

Distributions.............................                    -                (2,999,997)          (2,999,997)

Net income................................                5,816                   575,802              581,618
                                                  -------------           ---------------       --------------

Balance at March 31, 1996.................       $     (121,474)         $     32,334,025      $    32,212,551
                                                  =============           ===============       ==============










The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                         1996                    1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      1,923,725         $     1,945,420
   Cash paid to suppliers............................                     (581,060)               (552,063)
   Cash paid to affiliates...........................                     (206,355)               (329,619)
   Interest received.................................                      167,978                  95,554
   Interest received from affiliates.................                       50,542                 124,726
   Interest paid.....................................                            -                (176,307)
   Property taxes paid...............................                      (39,330)                (19,439)
   Property tax refund...............................                            -                  30,515
                                                                   ---------------          --------------
Net cash provided by operating activities............                    1,315,500               1,118,787
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (101,335)               (113,874)
   Proceeds from collection of mortgage loan
     investment......................................                    1,361,771                  64,099
   Proceeds from collection of mortgage loan
     investments - affiliates........................                      952,538                 972,000
                                                                   ---------------          --------------
Net cash provided by investing activities............                    2,212,974                 922,225
                                                                   ---------------          --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      331,408                 332,786
   Principal payments on mortgage note
     payable.........................................                            -                 (36,393)
   Repurchase of limited partnership units...........                     (332,928)               (332,931)
   Distributions paid................................                   (2,999,997)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                   (3,001,517)                (36,538)
                                                                   ---------------          --------------

Net increase in cash and cash equivalents............                      526,957               2,004,474

Cash and cash equivalents at beginning of
   period............................................                    5,718,657               7,196,410
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      6,245,614         $     9,200,884
                                                                   ===============          ==============





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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------        ----------------
Net income...........................................             $        581,618        $        459,276
                                                                   ---------------         ---------------

Adjustments  to  reconcile   net  income  to  net
   cash  provided  by  operating activities:
   Depreciation and amortization.....................                      379,812                 371,013
   Amortization of deferred borrowing costs..........                       24,383                  10,571
   Allowance for impairment of mortgage loan
     investment......................................                            -                 (45,699)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (6,842)                   (303)
     Accounts receivable.............................                       (4,764)                  1,465
     Accrued interest receivable.....................                       11,581                  28,293
     Prepaid expenses and other assets...............                       22,763                  23,454
     Accounts payable and accrued expenses...........                       (9,538)                  3,622
     Accrued property taxes..........................                      174,246                 200,481
     Payable to affiliates...........................                      125,640                  37,961
     Security deposits and deferred rental
       revenue.......................................                       16,601                  28,653
                                                                   ---------------          --------------

       Total adjustments.............................                      733,882                 659,511
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,315,500         $     1,118,787
                                                                   ===============          ==============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, Dallas, Texas 75240.

NOTE 3.
- -------

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

The Partnership is paying an asset management fee, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $143,884 were outstanding at March 31, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Property management fees.............................             $        106,043         $       108,127
Charged to general and administrative -
   affiliates:
   Partnership administration........................                       88,747                 107,999
   Asset management fee..............................                      137,205                 151,454
                                                                   ---------------          --------------
                                                                  $        331,995         $       367,580
                                                                   ===============          ==============

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership received repayments from affiliates of $952,538 and $972,000 during the first three months of 1996 and 1995, respectively.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $38,959 and $93,971 for the three months ended March 31, 1996 and 1995, respectively, of which $6,794 and $6,719, respectively, was paid or payable by the General Partner.

Payable to affiliates at March 31, 1996 and December 31, 1995 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
- -------

On March 21, 1996, the mortgage loan investment plus accrued interest secured by A-Quality Mini-Storage, was paid off in full by the borrower.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported net income for the first three months of 1996 of $581,618 as compared to $459,276 for the first three months of 1995. Revenues were $2,142,820 for the first three months of 1996, down from $2,199,463 for the same period in 1995. Expenses were $1,561,202 in 1996 as compared to $1,740,187 in 1995.

Net cash provided by operating activities was $1,315,500 for the three months ended March 31, 1996, comparable to the $1,118,787 provided during the same three month period in 1995. The Partnership expended $101,335 for capital improvements, $1,520 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $2,999,997 to the limited partners. The Partnership received $952,538 for repayment of affiliate loans and collected $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower, resulting in a net increase in cash and cash equivalents of $526,957 for the quarter ended March 31, 1996.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue decreased by $56,643 the first three months of 1996 as compared to the same period in the prior year, as discussed below.

Rental revenue remained substantially the same for the first quarter of 1996 as compared to the first quarter of 1995. Rental revenue decreased slightly at One Corporate Center III office building due to a decrease in occupancy from 96% in the first quarter of 1995 down to 91% in the same period in 1996. Rental revenue also decreased at AAA Sentry and Margate mini-storages due to slight decreases in occupancy in 1996. Rental revenue increased at the remainder of the properties, mainly due to increases in rental rates.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) increased by $31,513 for the three months ended March 31, 1996 in relation to the comparable period in the prior year.

Interest income on mortgage loans investments - affiliates decreased by $55,012 for the quarter ended March 31, 1996 as compared to the same period in the prior year. The decrease was mainly the result of lower total loans outstanding in the first quarter of 1996. The Partnership had $1.3 million of loans outstanding at March 31, 1996 as compared to $2.2 million at March 31, 1995.

In the first quarter of 1995, the Partnership received a $30,515 refund of prior years' property taxes for AAA Century Mini Storage as a result of an appeal filed on behalf of the property. No such tax refund was received in 1996.

Expenses:

Total expenses decreased by $178,985 for the first three months of 1996 as compared to the same period in the prior year, mainly due to a decrease in interest expense, as discussed below.

Interest expense decreased by $162,496 for the three months ended March 31, 1996 in relation to the respective period in the prior year. The decrease was due to the repayment of the Partnership's mortgage note payable in the third quarter of 1995. The interest expense recorded in 1996 represents amortization of deferred borrowing costs incurred in connection with obtaining a $5 million line of credit.

Repairs and maintenance increased by $16,648 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was mainly due to a greater amount of snow removal costs being incurred at One Corporate Center I and One Corporate Center III office buildings due to heavy snowfall in the area in 1996.

General and administrative expenses increased by $5,530 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is mainly due to an increase in audit expense.

General and administrative - affiliates decreased by $33,501 for the three months ended March 31, 1996 as compared to the same period in 1995. The decrease is due to a lower amount of overhead expenses being allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $1,315,500 of cash through operating activities in the first three months of 1996 as compared to $1,118,787 for the same period in 1995.

The Partnership received $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower in 1996 as compared to $64,099 in 1995. The increase was due to the balance of the mortgage loan investment being repaid in full by the borrower in the first quarter of 1996.

The Partnership paid $36,393 in principal payments on its mortgage note payable in the three months ended March 31, 1995. No principal payments were made in 1996 since the loan was repaid in full in the third quarter of 1995.

The Partnership distributed $2,999,997 to the limited partners in the first quarter of 1996. No distributions were paid to the limited partners in 1995.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $6,245,614.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1996. The Partnership has budgeted $586,000 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties.

The Partnership distributed $2,999,997 to the limited partners in the first quarter of 1996. At the present time, the Partnership anticipates making additional distributions to the limited partners in 1996. Management is currently reviewing cash requirements to determine the amount and timing of such distributions.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Document Description
         -------                    --------------------

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

         11. Statement regarding computation of Net Income per Hundred Limited Partnership Units. Net income per one hundred limited partnership units is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding (expressed in hundreds). Per unit information has been computed based on 52,739 and 53,109 weighted average limited partnership units (in hundreds) outstanding in 1996 and 1995.

         27.                        Financial   Data  Schedule  for  the quarter
                                    ended March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner


May 14, 1996                      By:  /s/  Donald K. Reed
- --------------------                   -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer




May 14, 1996                      By:  /s/  Ron K. Taylor
- --------------------                   -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                        McNeil Investors, Inc.




May 14, 1996                      By:  /s/  Carol A. Fahs
- --------------------                   -----------------------------------------
Date                                   Carol A. Fahs
                                       Chief  Accounting  Officer of McNeil Real
                                        Estate
                                                        Management, Inc.