Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1996-08-14
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended           June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-17173
                          ---------



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



             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code   (214) 448-5800
                                                  ------------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                       ----------------     ---------------
ASSETS
- ------
 Real estate investments:
   Land.....................................................           $     5,387,855      $    5,387,855
   Buildings and improvements...............................                26,950,803          26,635,813
                                                                        --------------       -------------
                                                                            32,338,658          32,023,668
   Less:  Accumulated depreciation and amortization.........                (7,812,287)         (7,046,093)
                                                                        --------------       -------------
                                                                            24,526,371          24,977,575
                                                                        --------------       -------------

Mortgage loan investment....................................                         -           1,538,932
Less: Allowance for impairment..............................                         -            (177,161)
                                                                        --------------       -------------
                                                                                     -           1,361,771

Mortgage loan investments - affiliates......................                 1,283,364           2,235,902
Cash and cash equivalents ..................................                 6,817,789           5,718,657
Cash segregated for security deposits and repurchase........
   of limited partnership units.............................                   166,090             407,565
Accounts receivable.........................................                   310,092             299,835
Accrued interest receivable.................................                    11,997              23,978
Deferred borrowing costs, net of accumulated
   amortization of $97,529 and $48,764 at June 30,
   1996 and December 31, 1995, respectively.................                    97,530             146,295
Prepaid expenses and other assets...........................                   298,799             318,163
                                                                        --------------       -------------
                                                                       $    33,512,032      $   35,489,741
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Accounts payable and accrued expenses.......................           $        62,566      $       68,471
Accrued property taxes......................................                   176,347                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   247,141             253,044
Security deposits and deferred rental revenue...............                   243,225             204,368
                                                                        --------------       -------------
                                                                               729,279             858,811
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,273,885 limited partnership units out-
     standing at June 30, 1996 and December 31, 1995........                32,898,525          34,758,220
   General Partner..........................................                  (115,772)           (127,290)
                                                                        --------------       -------------
                                                                            32,782,753          34,630,930
                                                                        --------------       -------------
                                                                       $    33,512,032      $   35,489,741
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    1,994,657     $    1,879,761    $    3,930,540     $    3,811,023
   Interest income on mortgage
     loan investment.............                  -             51,869            85,285            105,641
   Interest income on mortgage
     loan investments - affiliates            36,391             66,100            75,350            160,071
   Other interest income.........             84,531            108,302           167,224            198,245
   Property tax refund...........                  -                  -                 -             30,515
   Gain on legal settlement......                  -          1,302,324                 -          1,302,324
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,115,579          3,408,356         4,258,399          5,607,819
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             30,737            126,872            55,119            313,750
   Depreciation and
     amortization................            386,382            373,657           766,194            744,670
   Property taxes................            205,470            184,897           419,046            404,817
   Personnel costs...............            158,902            145,931           346,934            328,423
   Utilities.....................            100,123             94,346           212,746            204,263
   Repairs and maintenance.......            156,779            154,919           303,378            284,870
   Property management
     fees - affiliates...........            107,136            108,639           213,179            216,766
   Other property operating
     expenses....................            154,634            169,337           305,494            333,980
   General and administrative....             11,431             14,965            24,754             22,758
   General and administrative -
     affiliates..................            233,783            243,622           459,735            503,075
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,545,377          1,617,185         3,106,579          3,357,372
                                       -------------      -------------     -------------      -------------

Net income before
   extraordinary item............            570,202          1,791,171         1,151,820          2,250,447
Extraordinary item...............                  -           (150,292)                -           (150,292)
                                       -------------      -------------     -------------      -------------
Net income.......................     $      570,202     $    1,640,879    $    1,151,820     $    2,100,155
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $      564,500     $    1,624,470    $    1,140,302     $    2,079,153
Net income allocable
   to General Partner............              5,702             16,409            11,518             21,002
                                       -------------      -------------     -------------      -------------
Net income ......................     $      570,202     $    1,640,879    $    1,151,820     $    2,100,155
                                       =============      =============     =============      =============

Net income per weighted
   average hundred limited
   partnership units:
   Net income before extra-
     ordinary item...............     $        10.70     $      33.39      $        21.62     $        41.95
   Extraordinary item............                  -            (2.80)                  -              (2.80)
                                       -------------      -----------       -------------      -------------
   Net income....................     $        10.70     $      30.59      $        21.62     $        39.15
                                       =============      ===========       =============      =============

Distributions per weighted
   average hundred limited
   partnership units.............     $           -      $          -      $        56.88     $            -
                                       ============       ===========       =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ----------------      ---------------
Balance at December 31, 1994..............       $     (157,447)         $     32,105,597      $    31,948,150

Net income................................               21,002                 2,079,153            2,100,155
                                                  -------------           ---------------       --------------

Balance at June 30, 1995..................       $     (136,445)         $     34,184,750      $    34,048,305
                                                  =============           ===============       ==============



Balance at December 31, 1995..............       $     (127,290)         $     34,758,220      $    34,630,930

Net income................................               11,518                 1,140,302            1,151,820

Distributions.............................                    -                (2,999,997)          (2,999,997)
                                                  -------------           ---------------       --------------

Balance at June 30, 1996..................       $     (115,772)         $     32,898,525      $    32,782,753
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      3,921,319         $     3,925,395
   Cash paid to suppliers............................                   (1,148,086)             (1,160,707)
   Cash paid to affiliates...........................                     (678,817)               (673,376)
   Interest received.................................                      252,509                 212,835
   Interest received from affiliates.................                       87,331                 187,653
   Interest paid.....................................                       (6,355)               (276,328)
   Property taxes paid...............................                     (242,699)               (221,045)
   Property tax refund...............................                            -                  30,515
   Cash received from legal settlement...............                            -               1,302,324
   Mortgage prepayment penalty paid..................                            -                 (46,750)
                                                                   ---------------          --------------
Net cash provided by operating activities............                    2,185,202               3,280,516
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (314,990)               (365,303)
   Proceeds from collection of mortgage loan
     investment......................................                    1,361,771                 131,981
   Proceeds from collection of mortgage loan
     investments - affiliates........................                      952,538                 972,000
                                                                   ---------------          --------------
Net cash provided by investing activities............                    1,999,319                 738,678
                                                                   ---------------          --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      247,536                 249,020
   Principal payments on mortgage note payable.......                            -              (4,706,422)
   Repurchase of limited partnership units...........                     (332,928)               (332,931)
   Distributions paid................................                   (2,999,997)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                   (3,085,389)             (4,790,333)
                                                                   ---------------          --------------

Net increase (decrease) in cash and cash
   equivalents.......................................                    1,099,132                (771,139)

Cash and cash equivalents at beginning of
   period............................................                    5,718,657               7,196,410
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      6,817,789         $     6,425,271
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                             Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                        1996                     1995
                                                                  ----------------         ---------------
Net income...........................................             $      1,151,820         $     2,100,155
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                      766,194                 744,670
   Amortization of deferred borrowing costs..........                       48,765                  19,196
   Allowance for impairment of mortgage loan
     investment......................................                            -                 (91,051)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (6,061)                   (660)
     Accounts receivable.............................                      (10,257)                122,073
     Accrued interest receivable.....................                       11,981                  27,582
     Deferred borrowing costs........................                            -                 103,542
     Prepaid expenses and other assets...............                       19,364                 (23,296)
     Accounts payable and accrued expenses...........                       (5,905)                 17,996
     Accrued property taxes..........................                      176,347                 183,772
     Payable to affiliates...........................                       (5,903)                 46,465
     Security deposits and deferred rental
       revenue.......................................                       38,857                  30,072
                                                                   ---------------          --------------

       Total adjustments.............................                    1,033,382               1,180,361
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      2,185,202         $     3,280,516
                                                                   ===============          ==============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         1996           1995
                                                      ----------    ----------

Property management fees....................          $  213,179    $  216,766
Charged to general and administrative -
   affiliates:
   Partnership administration...............             176,017       216,367
   Asset management fee.....................             283,718       286,708
                                                       ---------     ---------
                                                      $  672,914    $  719,841
                                                       =========     =========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership received repayments from affiliates of $952,538 and $972,000 during the first six months of 1996 and 1995, respectively.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $75,350 and $160,071 for the six months ended June 30, 1996 and 1995, respectively, of which $13,588 and $13,513, respectively, was paid or payable by the General Partner.

Payable to affiliates at June 30, 1996 and December 31, 1995 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
- -------

On March 21, 1996, the mortgage loan investment, plus accrued interest, secured by A-Quality Mini-Storage, was paid off in full by the borrower.

NOTE 5.
- -------

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

NOTE 6.
- -------

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported net income for the first six months of 1996 of $1,151,820 as compared to $2,100,155 for the first six months of 1995. Revenues were $4,258,399 for the first six months of 1996, down from $5,607,819 for the same period in 1995. Expenses were $3,106,579 in 1996 as compared to $3,357,372 in 1995.

Net cash provided by operating activities was $2,185,202 for the six months ended June 30, 1996, and $3,280,516 during the same six month period in 1995. The Partnership expended $314,990 for capital improvements, $85,392 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $2,999,997 to the limited partners. The Partnership received $952,538 for repayment of affiliate loans and collected $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower, resulting in a net increase in cash and cash equivalents of $1,099,132 for the six months ended June 30, 1996.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue decreased by $1,292,777 and $1,349,420 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the prior year, as discussed below.

Rental revenue remained substantially the same for the first and second quarters of 1996 as compared to the same periods of 1995. Rental revenue decreased at AAA Sentry and Margate mini-storages due to slight decreases in occupancy in 1996. Rental revenue increased at the remainder of the properties, mainly due to increases in rental rates.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) decreased by $51,869 and $20,356 for the three and six months ended June 30, 1996, respectively, in relation to the comparable periods in the prior year. The decrease was due to the repayment of the loan by the borrower in the first quarter of 1996.

Interest income on mortgage loans investments - affiliates decreased by $29,709 and $84,721 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the prior year. The decrease was mainly the result of lower total loans outstanding in the first half of 1996. The Partnership had $1.3 million of loans outstanding at June 30, 1996 as compared to $2.2 million at June 30, 1995.

In the first quarter of 1995, the Partnership received a $30,515 refund of prior years' property taxes for AAA Century Mini Storage as a result of an appeal filed on behalf of the property. No such tax refund was received in 1996.

Other interest income decreased by $23,771 for the three months and by $31,021 for the six months ended June 30, 1995, respectively, due to the Partnership holding a lower average amount of cash available for short-term investment in 1996.

As discussed in Item 1 - Note 5, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $1,302,324 gain as a result of this settlement. No such gain was recognized in 1996.

In May 1995, the Partnership recognized a $150,292 extraordinary loss incurred in connection with the pay down of its mortgage note payable as discussed in
Item 1 - Note 6. The loss consisted of a $46,750 prepayment penalty and $103,542 write off of deferred borrowing costs relating to the portion of the loan repaid.

Expenses:

Total expenses decreased by $71,808 and $250,793 for the first three and six months ended June 30, 1996, respectively, as compared to the same periods in the prior year, mainly due to a decrease in interest expense, as discussed below.

Interest expense decreased by $96,135 and $258,631 for the three and six months ended June 30, 1996, respectively, in relation to the respective periods in the prior year. The decrease was due to the repayment of the Partnership's mortgage note payable in the third quarter of 1995. The interest expense recorded in 1996 represents amortization of deferred borrowing costs incurred in connection with obtaining a $5 million line of credit.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $2,185,202 of cash through operating activities in the first six months of 1996 as compared to $3,280,516 for the same period in 1995. The decrease in 1996 was mainly due to the Partnership receiving $1,302,324 from the settlement of a lawsuit in 1995.

The Partnership received $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower in 1996 as compared to $131,981 in 1995. The increase was due to the balance of the mortgage loan investment being repaid in full by the borrower in the first quarter of 1996.

The Partnership paid $4,706,422 in principal payments on its mortgage note payable in the six months ended June 30, 1995. No principal payments were made in 1996 since the loan was repaid in full in 1995.

The Partnership distributed $2,999,997 to the limited partners in the first quarter of 1996. No distributions were paid to the limited partners in 1995.

Short-term liquidity:

At June 30, 1996, the Partnership  held cash and cash equivalents of $6,817,789.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1996. The Partnership has budgeted $586,000 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties.

The Partnership distributed $2,999,997 to the limited partners in the first quarter of 1996. The Partnership anticipates making additional distributions in the third quarter of 1996 totaling $3,000,000 to the limited partners of record as of August 1, 1996.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is set for the week of October 14, 1996; however, the final outcome of this litigation cannot be determined at this time.

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

         11. Statement regarding computation of Net Income (Loss) per Hundred Limited Part-nership Units. Net income (loss) per one hundred limited partnership units is computed by dividing net income (loss)
                                    allocated  to  the limited  partners  by the
                                    weighted average number of limited  partner-
                                    ship   units  outstanding   (expressed    in
                                    hundreds).   Per  unit  information has been
                                    omputed based on 52,739 and 53,109  weighted
                                    average   limited   partnership   units  (in
                                    hundreds)  outstanding in 1996 and 1995.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVII, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner


August 14, 1996                      By: /s/ Donald K. Reed
- ---------------------                    ---------------------------------------
Date                                     Donald K. Reed
                                         President and Chief Executive Officer




August 14, 1996                      By: /s/ Ron K. Taylor
- ---------------------                    ---------------------------------------
Date                                     Ron K. Taylor
                                         Acting Chief Financial Officer of
                                         McNeil Investors, Inc.




August 14, 1996                      By: /s/ Carol A. Fahs
- ---------------------                   ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                        Real Estate Management, Inc.