Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1996-11-14
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended     September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-17173
                           ----------


                       MCNEIL REAL ESTATE FUND XXVII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                     33-0214387
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip code)



Registrant's telephone number, including area code     (972) 448-5800
                                                   -----------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------

ASSETS
Real estate investments:
   Land.....................................................           $     5,387,855      $    5,387,855
   Buildings and improvements...............................                27,056,811          26,635,813
                                                                        --------------       -------------
                                                                            32,444,666          32,023,668
   Less:  Accumulated depreciation and amortization.........                (8,199,161)         (7,046,093)
                                                                        --------------       -------------
                                                                            24,245,505          24,977,575
                                                                        --------------       -------------

Mortgage loan investment....................................                         -           1,538,932
Less: Allowance for impairment..............................                         -            (177,161)
                                                                        --------------       -------------
                                                                                     -           1,361,771

Mortgage loan investments - affiliates......................                 1,283,364           2,235,902
Cash and cash equivalents ..................................                 4,789,802           5,718,657
Cash segregated for security deposits and repurchase
   of limited partnership units.............................                   256,803             407,565
Accounts receivable.........................................                   315,264             299,835
Accrued interest receivable.................................                    11,997              23,978
Deferred borrowing costs, net of accumulated
   amortization of $121,912 and $48,764 at September
   30, 1996 and December 31, 1995, respectively.............                    73,147             146,295
Prepaid expenses and other assets...........................                   272,537             318,163
                                                                        --------------       -------------
                                                                       $    31,248,419      $   35,489,741
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses.......................           $        36,463      $       68,471
Accrued property taxes......................................                   390,415                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   227,757             253,044
Security deposits and deferred rental revenue...............                   237,923             204,368
                                                                        --------------       -------------
                                                                               892,558             858,811
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,273,885 limited partnership units out-
     standing at September 30, 1996 and December 31, 1995...                30,465,902          34,758,220
   General Partner..........................................                  (110,041)           (127,290)
                                                                        --------------       -------------
                                                                            30,355,861          34,630,930
                                                                        --------------       -------------
                                                                       $    31,248,419      $   35,489,741
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,058,000     $    1,970,685    $    5,988,540     $    5,781,708
   Interest income on mortgage
     loan investment.............                  -             40,239            85,285            145,880
   Interest income on mortgage
     loan investments - affiliates            36,790             65,835           112,140            225,906
   Other interest income.........             76,666             80,506           243,890            278,751
   Property tax refund...........                  -                  -                 -             30,515
   Gain on legal settlement......                  -                  -                 -          1,302,324
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,171,456          2,157,265         6,429,855          7,765,084
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             27,542             43,540            82,661            357,290
   Depreciation and
     amortization................            386,874            382,305         1,153,068          1,126,975
   Property taxes................            214,130            202,375           633,176            607,192
   Personnel costs...............            173,335            163,729           520,269            492,152
   Utilities.....................            128,872            128,746           341,618            333,009
   Repairs and maintenance.......            146,138            154,189           449,516            439,059
   Property management
     fees - affiliates...........            112,729            105,792           325,908            322,558
   Other property operating
     expenses....................            153,582            165,619           459,076            499,599
   General and administrative....             53,010             19,221            77,764             41,979
   General and administrative -
     affiliates..................            202,140            240,727           661,875            743,802
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,598,352          1,606,243         4,704,931          4,963,615
                                       -------------      -------------     -------------      -------------

Net income before
   extraordinary item............            573,104            551,022         1,724,924          2,801,469
Extraordinary item...............                  -           (102,110)                -           (252,402)
                                       -------------      -------------     -------------      -------------
Net income.......................     $      573,104     $      448,912    $    1,724,924     $    2,549,067
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $      567,373     $      444,423    $    1,707,675     $    2,523,576
Net income allocable
   to General Partner............              5,731              4,489            17,249             25,491
                                       -------------      -------------     -------------      -------------
Net income ......................     $      573,104     $      448,912    $    1,724,924     $    2,549,067
                                       =============      =============     =============      =============

Net income per weighted
   average hundred limited
   partnership units:
   Net income before extra-
     ordinary item...............     $        10.76     $      10.28      $        32.38      $       52.23
   Extraordinary item............                  -            (1.91)                  -              (4.71)
                                       -------------      -----------       -------------       ------------
   Net income....................     $        10.76     $       8.37      $        32.38      $       47.52
                                       =============      ===========       =============       ============

Distributions per weighted
   average hundred limited
   partnership units.............     $        56.89     $          -      $       113.77      $           -
                                       =============      ===========       =============       ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         ----------------      ---------------
Balance at December 31, 1994..............       $     (157,447)         $     32,105,597      $    31,948,150

Net income................................               25,491                 2,523,576            2,549,067
                                                  -------------           ---------------       --------------

Balance at September 30, 1995.............       $     (131,956)         $     34,629,173      $    34,497,217
                                                  =============           ===============       ==============



Balance at December 31, 1995..............       $     (127,290)         $     34,758,220      $    34,630,930

Net income................................               17,249                 1,707,675            1,724,924

Distributions.............................                    -                (5,999,993)          (5,999,993)
                                                  -------------           ---------------       --------------

Balance at September 30, 1996.............       $     (110,041)         $     30,465,902      $    30,355,861
                                                  =============           ===============       ==============
















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                           Nine Months Ended
                                                                              September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      5,948,618         $     5,855,825
   Cash paid to suppliers............................                   (1,789,365)             (1,575,586)
   Cash paid to affiliates...........................                   (1,013,070)             (1,012,354)
   Interest received.................................                      329,175                 250,381
   Interest received from affiliates.................                      124,121                 253,947
   Interest paid.....................................                       (9,513)               (313,995)
   Property taxes paid...............................                     (242,761)               (402,214)
   Property tax refund...............................                            -                  30,515
   Cash received from legal settlement...............                            -               1,302,324
                                                                   ---------------          --------------
Net cash provided by operating activities............                    3,347,205               4,388,843
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (420,998)               (499,967)
   Proceeds from collection of mortgage loan
     investment......................................                    1,361,771                 241,922
   Proceeds from collection of mortgage loan
     investments - affiliates........................                      952,538                 972,000
                                                                   ---------------          --------------
Net cash provided by investing activities............                    1,893,311                 713,955
                                                                   ---------------          --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      163,550                 164,229
   Deferred borrowing costs paid.....................                            -                (195,059)
   Principal payments on mortgage note
     payable.........................................                            -              (6,726,266)
   Mortgage prepayment penalty paid..................                            -                 (66,949)
   Repurchase of limited partnership units...........                     (332,928)               (332,931)
   Distributions paid................................                   (5,999,993)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                   (6,169,371)             (7,156,976)
                                                                   ---------------          --------------

Net decrease in cash and cash equivalents............                     (928,855)             (2,054,178)

Cash and cash equivalents at beginning of
   period............................................                    5,718,657               7,196,410
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      4,789,802         $     5,142,232
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities



                                                                           Nine Months Ended
                                                                              September 30,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------         ---------------

Net income...........................................             $      1,724,924         $     2,549,067
                                                                   ---------------          --------------

Adjustments  to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                    1,153,068               1,126,975
   Amortization of deferred borrowing costs..........                       73,148                  43,295
   Allowance for impairment of mortgage loan
     investment......................................                            -                (172,164)
   Extraordinary item................................                            -                 252,402
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (12,788)                  2,294
     Accounts receivable.............................                      (15,429)                103,103
     Accrued interest receivable.....................                       11,981                  25,956
     Prepaid expenses and other assets...............                       45,626                 183,661
     Accounts payable and accrued expenses...........                      (32,008)                (10,286)
     Accrued property taxes..........................                      390,415                 204,978
     Payable to affiliates...........................                      (25,287)                 54,006
     Security deposits and deferred rental
       revenue.......................................                       33,555                  25,556
                                                                   ---------------          --------------

       Total adjustments.............................                    1,622,281               1,839,776
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      3,347,205         $     4,388,843
                                                                   ===============          ==============








The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                   -------------------------
                                                     1996            1995
                                                   -------------------------

Property management fees.....................      $  325,908     $  322,558
Charged to general and administrative -
   affiliates:
   Partnership administration................         246,274        322,487
   Asset management fee......................         415,601        421,315
                                                    ---------      ---------
                                                   $  987,783     $1,066,360
                                                    =========      =========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership received repayments from affiliates of $952,538 and $972,000 during the first nine months of 1996 and 1995, respectively.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $112,140 and $225,906 for the nine months ended September 30, 1996 and 1995, respectively, of which $20,457 and $20,324, respectively, was paid or payable by the General Partner.

Payable to affiliates at September 30, 1996 and December 31, 1995 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
-------

On March 21, 1996, the mortgage loan investment, plus accrued interest, secured by A-Quality Mini-Storage, was repaid in full by the borrower.

NOTE 5.
-------

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

NOTE 7.
-------

Certain prior period amounts have been reclassified to conform to the current period presentations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported net income for the first nine months of 1996 of $1,724,924 as compared to $2,549,067 for the first nine months of 1995. Revenues were $6,429,855 for the first nine months of 1996, down from $7,765,084 for the same period in 1995. Expenses were $4,704,931 in 1996 as compared to $4,963,615 in 1995.

Net cash provided by operating activities was $3,347,205 for the nine months ended September 30, 1996, and $4,388,843 during the same nine month period in 1995. The Partnership expended $420,998 for capital improvements, $169,378 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed
$5,999,993 to the limited partners. The Partnership received $952,538 for repayment of affiliate loans and collected $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower, resulting in a net decrease in cash and cash equivalents of $928,855 for the nine months ended September 30, 1996.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $14,191 for the three months ended and decreased by $1,335,229 for the nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year, as discussed below.

Rental revenue remained substantially the same for the first three and nine months of 1996 as compared to the same periods of 1995. Rental revenue decreased slightly at AAA Sentry and Margate mini-storages due to small decreases in occupancy in 1996. Rental revenue increased at the remainder of the properties, mainly due to increases in rental rates.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) decreased by $40,239 and $60,595 for the three and nine months ended September 30, 1996, respectively, in relation to the comparable periods in the prior year. The decreases were due to the repayment of the loan by the borrower in the first quarter of 1996.

Interest income on mortgage loans investments - affiliates decreased by $29,045 and $113,766 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year. The decreases were mainly the result of lower total loans outstanding in 1996. The Partnership had $1.3 million of loans outstanding at September 30, 1996 as compared to $2.2 million at September 30, 1995.

Other interest income decreased by $3,840 for the three months and by $34,861 for the nine months ended September 30, 1995, due to the Partnership holding a lower average amount of cash available for short-term investment in the first half of 1996.

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

In May 1995, the Partnership recognized a $252,402 extraordinary loss incurred in connection with the pay down of its mortgage note payable as discussed in
Item 1 - Note 6. The loss consisted of $66,949 in prepayment penalties and a $185,453 write off of deferred borrowing costs relating to the loan repaid.

Expenses:

Total expenses decreased by $7,891 and $258,684 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year, mainly due to a decrease in interest expense and general and administrative - affiliates, partially offset by an increase in general and administrative expense, as discussed below.

Interest expense decreased by $15,998 and $274,629 for the three and nine months ended September 30, 1996, respectively, in relation to the respective periods in the prior year. The decrease was due to the repayment of the Partnership's mortgage note payable in the third quarter of 1995. The interest expense recorded in 1996 represents amortization of deferred borrowing costs incurred in connection with obtaining a $5 million line of credit.

General and administrative expenses increased by $33,789 and $35,785 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase was mainly due to costs incurred by the Partnership in the third quarter of 1996 for evaluation of information regarding an unsolicited tender offer, as discussed in Item 5 - Other Information.

General and administrative - affiliates decreased by $38,587 and $81,927 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $3,347,205 of cash through operating activities in the first nine months of 1996 as compared to $4,388,843 for the same period in 1995. The decrease in 1996 was mainly due to the Partnership receiving $1,302,324 from the settlement of a lawsuit in 1995.

The Partnership received $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower in 1996 as compared to $241,922 in 1995. The increase was due to the balance of the mortgage loan investment being repaid in full by the borrower in 1996.

The Partnership paid $6,726,266 in principal payments on its mortgage note payable in the nine months ended September 30, 1995. No principal payments were made in 1996 since the loan was repaid in full in 1995.

The Partnership distributed $5,999,993 to the limited partners in the first nine months of 1996. No distributions were paid to the limited partners in 1995.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $4,789,802. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1996. The Partnership has budgeted $586,000 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 30, 1997.

The Partnership acquired a $5 million line of credit in 1995 that may be used for property operations.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may charge and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. The Partnership acquired a $5 million line of credit in 1995 that may be used for property operations. Other possible actions to resolve cash deficiencies include deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 1999 followed by a dissolution of the Partnership.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
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

The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is anticipated to be set for early December 1996; however, the final outcome of this litigation cannot be determined at this time.

ITEM 5.  OTHER INFORMATION
-------  -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $5.62 per unit (the original offer price of $6.19 was reduced by the August 1996 distributions to unitholders of $0.57 per unit). The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

On October 17, 1996, McNeil Real Estate Fund XXVII, L.P. announced that it had received an unsolicited offer from an unaffiliated third party to acquire all outstanding Units of Fund XXVII at $6.50 per Unit. After meeting with the offeror in Dallas and considering the $6.50 offer, the partnership rejected it as being inadequate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         11. Statement regarding computation of Net Income (Loss) per Hundred Limited Partnership Units. Net income (loss) per one hundred limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding (expressed in hundreds). Per unit information has been computed based on 52,739 and 53,109 weighted average limited partnership units (in hundreds) outstanding in 1996 and 1995.

         27. Financial Data Schedule for the quarter ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXVII, L.P.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner


November 14, 1996                    By: /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




November 14, 1996                    By: /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By: /s/  Carol A. Fahs
-----------------                       ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.