Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1997-03-28
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended           December 31, 1996
                                 -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-17173
                            --------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

4,577,059 of the registrant's 5,236,893 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:     See Item 14, Page 43

                                TOTAL OF 45 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XXVII, L.P. (the "Partnership"), formerly known as Southmark Prime Plus, L.P., was organized by affiliates of Southmark Corporation ("Southmark") on January 16, 1987 as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act to make short-term loans to affiliates of the general partner. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Prime Plus Corp. (the "Original General Partner"), a wholly-owned subsidiary of McNeil. The Original General Partner was purchased from Southmark by McNeil on March 13, 1991, as discussed further below. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, Dallas, Texas 75240.

The sole limited partner of the Partnership was initially Southmark Depositary Corp. (the "Depositary"), a wholly-owned subsidiary of Southmark. On August 14, 1987, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-11824) and commenced a public offering for sale of $100,000,000 of Depositary units. The sale of Depositary units closed on August 14, 1988, with 5,548,888 units sold at $10 each, or gross proceeds of $55,488,880 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Depositary units under the Securities Exchange Act of 1934 (File No. 0-17173). The Depositary assigned the principal attributes of its aggregate limited partner interest in the Partnership to the Depositary unit holders. As further discussed, the Depositary units were subsequently converted to limited partnership units ("Units"). The Units represent equity interests in the
Partnership  and  entitle  the  limited   partners  to  participate  in  certain
allocations and distributions of the Partnership. As of December 31, 1996, 311,995 of the Units have been repurchased pursuant to the terms of the Amended Partnership Agreement.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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

CURRENT OPERATIONS
------------------

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

In 1994, the remaining mortgage loan investment, which was secured by a mini-storage warehouse in Stone Mountain, Georgia that was sold to an unaffiliated borrower, was modified. Principal and interest payments under the modified terms were received by the Partnership. The loan was repaid in full in 1996. See Item 8 - Note 5 "Mortgage Loan Investment."

In 1992, the Partnership received the proceeds from a $7,000,000 mortgage note payable secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds from the loan was used to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The loans were secured by income-producing real estate and were either junior or senior to other indebtedness as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates." The mortgage note payable was repaid by the Partnership in 1995. A $5 million line of credit was obtained during 1995 for the purpose of funding additional loans to affiliates of the General Partner. See Item 8 - Note 7 - "Revolving Credit Agreement."

The Partnership is engaged in the ownership, operation and management of commercial real estate and the servicing of mortgage loan investments secured by real estate. At December 31, 1996, the Partnership had four mortgage loan investments to affiliates of the General Partner as described in Item 8 - Note 6
- "Mortgage Loan Investments - Affiliates" and owned ten income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1999. The Partnership expects to collect all mortgage loan investments made to affiliates prior to December 1999. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets. The Partnership may continue to make loans to affiliates in accordance with the terms of the Amended Partnership Agreement.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, collect payments on mortgage loan investments and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made unsolicited tender offers to purchase from holders of limited partnership units up to approximately 45% of the outstanding limited partnership units of certain other partnerships controlled by the General Partner. High River did not offer to purchase Units of the Partnership at that time. In September 1996, High River made an unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $5.62 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 12.806% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

On October 17, 1996, McNeil Real Estate Fund XXVII, L.P. announced that it had received an unsolicited offer from an unaffiliated third party to acquire all outstanding Units of Fund XXVII at $6.50 per Unit. After meeting with the offeror in Dallas and considering the $6.50 offer, the Partnership rejected it as being inadequate.

ITEM 2.    PROPERTIES
-------    ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. All of the buildings and the land on which they are located are owned in fee. The two office buildings and Kendall Sunset Mini-Storage secure a $5 million line of credit as described more fully in Item 8 - Note 7 - "Revolving Credit Agreement." The remaining properties are unencumbered by mortgage indebtedness. See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                              Net Basis                            1996            Date
Property              Description            of Property         Debt (a)     Property Taxes     Acquired
--------              -----------            -----------         --------     --------------     --------
AAA Century
  Airport             Self-Storage
Inglewood, CA         566 units            $     1,963,835   $           -    $    28,126           9/90

AAA Sentry            Mini-Storage
N. Lauderdale, FL     801 units                    466,287               -         53,552          10/90

Burbank               Mini-Storage
Burbank, CA           985 units                  2,696,478               -         41,767           9/90

Forest Hill           Mini-Storage
W. Palm Beach, FL     683 units                  1,988,605               -         34,830           8/90

Fountainbleau         Mini-Storage
Miami, FL             771 units                  1,231,229               -         62,765          11/90

Kendall Sunset        Mini-Storage
Miami, FL             940 units                  3,598,794         416,167         72,782          10/90

Margate               Mini-Storage
Margate, FL           640 units                  1,231,903               -         48,921          10/90

Military Trail        Mini-Storage
W. Palm Beach, FL     683 units                  1,934,719               -         39,810           8/90

One Corporate
  Center I            Office Building
Edina, MN             111,146 sq. ft.            4,346,928         328,737        208,625          12/89

One Corporate
  Center III          Office Building
Edina, MN             111,252 sq. ft.            4,430,170         356,715        212,422          12/89
                                            --------------    ------------    -----------
                                           $    23,888,948   $   1,101,619   $    803,600
                                            ==============    ============    ===========

-----------------------------------------
Total:    Office Buildings  -  222,398 sq. ft.
          Mini-storage and self-storage warehouses - 6,069 units

(a) For purposes of this table, the revolving credit agreement has been allocated among the properties securing the debt based on their estimated relative market values.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  -----------
AAA Century Airport
   Occupancy Rate............             96%             94%            95%            82%              77%
   Rent Per Square Foot......       $   10.12      $    10.19     $     8.87      $    7.90      $      7.95

AAA Sentry
   Occupancy Rate............             96%             96%            95%            98%              84%
   Rent Per Square Foot......       $    8.01      $     7.70     $     7.00      $    6.17      $      4.06

Burbank
   Occupancy Rate............             87%             81%            81%            84%             76%
   Rent Per Square Foot......       $   10.80      $    10.29     $    10.32      $    8.74      $     8.09

Forest Hill
   Occupancy Rate............             98%             97%            99%           100%             92%
   Rent Per Square Foot......       $   10.41      $     9.82     $     9.22      $    8.45      $     7.35

Fountainbleau
   Occupancy Rate............             96%             97%            99%           100%             98%
   Rent Per Square Foot......       $    8.98      $     8.38     $     8.08      $    7.66      $     6.12

Kendall Sunset
   Occupancy Rate............             92%             95%            96%            99%            100%
   Rent Per Square Foot......       $   11.75      $    11.72     $    11.71      $   11.23      $     9.63

Margate
   Occupancy Rate............             94%             90%           100%            98%             96%
   Rent Per Square Foot......       $    9.95      $     9.90     $    10.06      $    9.55      $     8.08

Military Trail
   Occupancy Rate............             88%             91%            90%            91%             83%
   Rent Per Square Foot......       $   10.11      $     9.35     $     8.46      $    7.76      $     7.76

One Corporate Center I
   Occupancy Rate............            100%             93%            95%            99%             81%
   Rent Per Square Foot......       $   11.88      $    10.92     $    10.34      $   11.56      $     8.28

One Corporate Center III
   Occupancy Rate............             95%             97%            96%            78%             54%
   Rent Per Square Foot......       $   12.31      $    11.17     $    11.03      $    7.38      $     4.09


Occupancy rate represents all units leased divided by the total number of units for mini-storage properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions:
-----------------------

AAA Century Airport
-------------------

AAA Century Airport Self-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 566 units, including 10 recreational vehicle parking spaces. Each unit is individually alarmed for additional security. The property does not offer climate-controlled units.

The property is located approximately two miles from the Los Angeles International Airport in Inglewood, California. Inglewood is a relatively mature area with growth to the west generated by development around the airport. The property is located in a low income area with a high unemployment and crime rate. There is little competition which represents a threat to the property. AAA Century has an advantage in that it is able to offer individually alarmed units for additional security. The property plans to increase rental rates slightly in 1997. The Partnership expects to maintain occupancy in the mid 90% range in 1997.

AAA Sentry
----------

AAA Sentry Mini-Storage consists of five, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 801 units, with 85% of these units air conditioned.

The property is located in a predominately commercial area, with a mixture of single and multi-family residential properties. The property's occupancy is currently higher and rents slightly lower than the competition in the immediate area. A rental rate increase is planned for early 1997 and management anticipates maintaining occupancy in the mid 90% range in 1997.

Burbank
-------

Burbank Mini-Storage consists of two, two-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 985 units, with 10 of these units being recreational vehicle parking spaces. All of the buildings have fire sprinklers, but do not offer climate-controlled environments.

The property is located in the eastern quadrant of Burbank, California, just west of Interstate 5 and approximately twenty miles north of downtown Los Angeles and seven miles south of the Burbank Airport. There are two competing self-storage properties with superior visibility and highway access. Another competing property was built in 1995 that is closer to the airport, provides deep discounting and offers a moving truck to move customers' belongings to the facility. In 1997, management plans to aggressively market the upstairs units that are seldom rented. Discounts will be offered for the upstairs units while rents will be increased on the lower level units which are in high demand. The Partnership expects to increase occupancy to the low 90% range in 1997.

Forest Hill
-----------

Forest Hill Mini-Storage consists of nine, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 683 units, with 20 of these units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately residential neighborhood in West Palm Beach, Florida consisting of single family homes and small businesses to the east and multi-family apartment communities to the south and west. The property's rental rates and occupancy are currently higher than the competition in the immediate area.

A competing facility opened in December 1996 that allows drive in accessibility to the units. Another new facility within one mile of Forest Hill is expected to open in September 1997. These two facilities could have a negative impact on the property. However, with the property's favorable reputation in the marketplace, the Partnership expects to maintain occupancy in the mid 90% range in 1997.

Fountainbleau
-------------

Fountainbleau Mini-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 771 units. 56% of the units are air conditioned.

The property is located in the central western quadrant of the Miami metroplex and is in close proximity to the Miami International Airport. The immediate neighborhood is predominately industrial with single family residential and multi-family communities further to the south and north. The tenant profile currently consists of local businesses. A marketing campaign will be implemented in 1997 to attract residential users. A major international moving company that leased more than 90 of the units in 1995 gradually began moving out during the last quarter of 1996 and is planning on vacating all of their units by the first quarter of 1997. The Partnership expects to maintain occupancy in the mid 90% range in 1997. Surrounding vacant property is currently being marketed for future mini-storage development. Any new development could impact the property's future performance.

Kendall Sunset
--------------

Kendall Sunset Mini-Storage consists of ten, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 940 units. 35% of the units are air conditioned.

The property is located in a residential neighborhood at the southwestern edge of the Miami metroplex. The area is tropical in nature and is in close proximity to the Everglades and Key West. The property's rental rates and occupancy are slightly higher than the competition in the immediate area. However, occupancy began to drop in 1996 due to new competitors being added to the market. Rent concessions and discounts were offered to maintain occupancy and compete within the market. The Partnership expects to maintain occupancy in the low 90% range in 1997.

Margate
-------

Margate Mini-Storage consists of four, one-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 640 units, with 11 of the units being recreational vehicle parking spaces. 52% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood with single family homes and multi-family communities along the secondary streets. The property's rental rates and occupancy are slightly higher than the competition in the immediate area. The development of a new self-storage facility near the property had an adverse effect on the property's occupancy at the end of 1995 and the beginning of 1996. However, Margate began an extensive marketing program and occupancy began to improve in mid 1996. The property has an excellent reputation in the marketplace and management expects to maintain occupancy in the low 90% range in 1997.

Military Trail
--------------

Military Trail Mini-Storage consists of eight, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 683 units, with 16 of the units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood. The majority of the apartment complexes in the area are to the north with single family residences to the west. The location is the most positive feature with direct access to Military Trail, a major thoroughfare. During 1996, occupancy began to drop due to two new facilities being built in the area. All of the older competitors have responded to the new competition by dropping rental rates. Military Trail's rental rates and occupancy are slightly higher than the immediate competition. The Partnership expects to maintain occupancy in the low 90% range throughout 1997.

One Corporate Center I and One Corporate Center III
---------------------------------------------------

One Corporate Center I and III are six-story class "B" office buildings located in the southwest suburban Minneapolis/St. Paul metropolitan area. The buildings are two of four identical buildings located in a commercial development identified as One Corporate Center.

Rental rates increased in 1996 due to renewing leases at current market rates. Several new office buildings are currently under construction and will be available for occupancy in 1997. Management will concentrate on retaining existing tenants in 1997. Rental rate increases in 1997 will be less than in 1996 due to the availability of new competing space. The properties will continue to perform capital improvements in 1997 in order to replace aging building systems and to upgrade common areas to remain competitive in the marketplace. The Partnership expects to maintain occupancy in the mid 90% range.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                                Number of                             Annual           % of Gross
                               Expirations           Square Feet       Rent            Annual Rent
                               -----------           -----------      -------          -----------
One Corporate Center I
1997                                  7                 27,658       $ 309,696              23%
1998                                  5                 34,240         442,860              32%
1999                                  6                 17,705         218,244              16%
2000                                  3                  5,705          84,936               6%
2001                                  7                 19,849         310,776              23%
2002-2006                             -                      -               -               -

                                Number of                              Annual           % of Gross
                               Expirations           Square Feet        Rent            Annual Rent
                               -----------           -----------       ------           -----------

One Corporate Center III
1997                                  5                 12,471       $ 166,152              12%
1998                                 11                 40,794         503,772              36%
1999                                  7                 26,829         353,268              25%
2000                                  3                 12,367         182,772              13%
2001                                  2                  6,944         103,068               7%
2002                                  2                  7,152          77,664               6%
2003-2005                             -                      -               -               -
2006                                  1                    920          14,256               1%

No mini-storage tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                       Lease
   Use                              Leased                Annual Rent             Expiration
---------                      --------------             -----------             -----------
One Corporate Center I
   General Office                   22,589               $   239,436                1997
   General Office                   14,642                   200,304                1998
   Bank                             13,666                   160,572                1999

One Corporate Center III

   General Office                   13,136               $   158,448                1998

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 2, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate, McNeil Real Estate Management, Inc., and three of their senior officers and/or directors (as defined in this Section 2, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend this action.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP
-------      --------------------------------------------------------
             AND RELATED SECURITY HOLDER MATTERS
             -----------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)      Title of Class                      Number of Record Unit Holders
         --------------                      -----------------------------

         Limited partnership units           2,493 as of January 31, 1997

(C) Distributions paid to the limited partners totaled $5,999,994 in 1996 from cash from operations. No distributions were paid to the General Partner in 1996. No distributions were paid to the limited partners or the General Partner in 1995. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 -
         Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   7,943,383  $   7,517,404  $    7,234,070  $   6,546,936  $   5,220,555
Interest income on mortgage
  loan investments...........             268,665        440,658         451,841        674,118        207,757
Income (loss) before extra-
  ordinary item..............           2,245,414      3,268,110       1,355,563      1,306,745       (192,058)
Extraordinary item...........                   -       (252,402)              -              -              -
Net income (loss)............           2,245,414      3,015,708       1,355,563      1,306,745       (192,058)

Net income (loss) per    weighted
  average hundred limited
  partnership units:
  Income (loss) before extra-
     ordinary item...........       $       42.15  $       60.93  $        25.09  $       24.00  $       (3.50)
  Extraordinary item.........                   -          (4.71)              -              -              -
                                     ------------   ------------   -------------   ------------   ------------
  Net income (loss)..........       $       42.15  $       56.22  $        25.09  $       24.00  $       (3.50)
                                     ============   ============   =============   ============   ============

Distributions per weighted
  average hundred limited
  partnership units..........       $      113.77  $           -   $           -  $           -  $        4.43
                                     ============   ============    ============   ============   ============


                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investments, net...    $   23,888,948  $  24,977,575  $   25,921,989  $  26,674,164  $  26,633,500
Mortgage loan investments,
  net..........................         4,692,760      3,597,673       4,679,929      5,718,144      4,685,107
Total assets...................        32,641,270     35,489,741      39,501,853     38,779,870     38,451,367
Long-term debt.................         1,101,619              -       6,726,266      6,853,753      6,968,258
Partners' equity...............        30,543,422     34,630,930      31,948,150     30,925,518     29,951,706


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

Under the original partnership agreement, the Partnership was formed to engage in the business of making short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring income-producing real properties and reinvesting the proceeds from repayment of such loans in additional affiliate loans. In 1989, the Partnership initiated foreclosure proceedings on the collateral securing each of its mortgage loan investments. The Partnership acquired two office buildings in 1989 and eight mini-storage warehouses in 1990 as a result of the foreclosures. Also in 1990, one loan was collected in full when the borrower sold the mini-storage warehouse securing the loan. The remaining mortgage loan investment, secured by a mini-storage warehouse owned by an unaffiliated limited partnership, was collected in full in 1996.

In October 1992,  the  Partnership  received  approximately  $6.5 million of net proceeds from a $7 million loan secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds were used for working capital and for general partnership purposes. The loan proceeds were also used to make such loans to affiliates in accordance with the Amended Partnership Agreement as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates" and Item 13 - Certain Relationships and Related Transactions. The mortgage note payable was paid in full in 1995. A $5 million line of credit was obtained during 1995 for the purposing of funding additional loans to affiliates of the General Partner. See Item 8 - Note 7 - "Revolving Credit Agreement."

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total revenue decreased by $1,085,785 in 1996 as compared to 1995. The decrease was due to a decrease in interest income, a non-recurring 1995 property tax refund and gain on legal settlement, partially offset by an increase in rental revenue and a non-recurring 1996 gain on extinguishment of mortgage loan investment, as discussed below.

Rental revenue for 1996 increased by $425,979 in relation to 1995. The increase was mainly due to increases of approximately $107,000 and $127,000 at One Corporate Center I and III office buildings as a result of an increase in rental rates in 1996. In addition, rental revenue increased by approximately $44,000, $31,000 and $37,000 at Fountainbleau, Forest Hill and Military Trail mini-storages as a result of an increase in rental rates in 1996. Rental revenue at Burbank Mini-Storage increased by approximately $43,000 due to an increase in occupancy in 1996. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income on mortgage loan investment decreased by $116,890 in 1996 as compared to 1995. The decrease was due to the repayment of the A-Quality Mini-Storage loan by the borrower in the first quarter of 1996.

Interest income on mortgage loan investments - affiliates decreased by $55,103 in 1996 as compared to 1995. The decrease was due to a lower average amount of loans outstanding during 1996. Although there was a greater amount of loans outstanding at the end of 1996, $3.4 million of those loans were made in late November 1996.

Other interest income in 1996 decreased by $59,773 in relation to 1995. The decrease was primarily due to a lower amount of cash available for short-term investment as a result of $6 million of distributions being paid to the limited partners in 1996.

In 1995, the Partnership received a $30,515 refund of prior years' property taxes for AAA Century Airport Mini-Storage as a result of an appeal filed on behalf of the property. No such property tax refunds were received in 1996.

As discussed in Item 1, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $1,302,324 gain as a result of this settlement. No such gain was recognized in 1996.

In 1996, the Partnership recognized a $52,841 gain on extinguishment of mortgage loan investment due to the early payoff of the A-Quality note. No such gain was recognized in 1995.

Expenses:

Total expenses decreased by $63,089 in 1996 as compared to 1995. The decrease was mainly due to a decrease in interest expense and general and administrative
- affiliates, partially offset by an increase in general and administrative expenses, as discussed below.

Interest expense in 1996 decreased by $262,907 in relation to 1995. The Partnership's mortgage note payable was repaid in the second half of 1995. The Partnership borrowed additional funds under its line of credit agreement in November 1996, as further discussed in Item 8 - Note 7 - "Revolving Credit Agreement." Interest expense includes amortization of deferred borrowing costs.

General and administrative expenses increased by $84,894 in 1996 as compared to 1995. The increase was due to costs incurred in 1996 relating to evaluation and dissemination of information regarding an unsolicited tender offer in 1996 as discussed in Item 1 - Business.

General and administrative - affiliates decreased by $112,735 in 1996 as compared to 1995. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI.

In 1995, the Partnership recognized a $252,402 extraordinary loss incurred in connection with the repayment of its mortgage note payable as discussed in Item 8 - Note 7 - "Revolving Credit Agreement." The loss consisted of $66,949 in prepayment penalties and a $185,453 write off of deferred borrowing costs. No such loss was recorded in 1996.

1995 compared to 1994

Revenue:

Total revenue increased by $1,676,557 in 1995 as compared to the prior year, primarily due to a 1995 gain on legal settlement and an increase in rental revenue and other interest income, as discussed below.

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

Interest expense decreased by $380,381 in 1995 as compared to 1994. The decrease was due to the repayment of the Partnership's mortgage note payable in the second half of 1995, as further discussed in Item 8 - Note 7 "Revolving Credit Agreement."

General and administrative expenses decreased by $44,076 in 1995 as compared to 1994. The decrease was due to a decrease in legal expenses in 1995. A greater amount of legal expenses were incurred in 1994 relating to a lawsuit against the borrower on the A-Quality Mini-Storage loan and a lawsuit against the officers and directors of the Original General Partner and the Partnership's former auditors.

In 1995, the Partnership recognized a $252,402 extraordinary loss incurred in connection with the repayment of its mortgage note payable as discussed in Item 8 - Note 7 - "Revolving Credit Agreement." The loss consisted of $66,949 in prepayment penalties and a $185,453 write off of deferred borrowing costs. No such loss was recognized during 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $4,134,772 of cash through operating activities in 1996, $5,157,580 in 1995 and $2,730,364 in 1994. The decrease in 1996 as compared to 1995 was mainly due to cash received in 1995 from the settlement of bankruptcy claims against Southmark, partially offset by a decrease in interest paid in 1996. The Partnership's mortgage note payable was repaid in the second half of 1995 and additional funds were not borrowed under the line of credit until late November 1996; thus the related interest expense decreased.

The increase in cash generated through operating activities in 1995 as compared to 1994 was also due to cash received in 1995 from the settlement of bankruptcy claims against Southmark. In addition, there was an increase in cash received from tenants (see discussion of increase in rental revenue, above) and a decrease in interest paid due to the repayment of the Partnership's mortgage note payable in 1995, previously discussed.

In 1996, the Partnership received cash of $1,404,026 as repayment in full of the Partnership's mortgage loan investment to an unaffiliated borrower. The Partnership received $282,420 and $278,337 of principal payments on the loan in 1995 and 1994, respectively.

The Partnership made loans to affiliates (net of collections) of $2,456,858 in 1996. The Partnership collected (net of loans made) $972,000 and $843,135 of principal on loans to affiliates in 1995 and 1994, respectively.

In 1995, the Partnership expended a total of $6,726,266 to repay in full its mortgage note payable and paid $66,949 in prepayment penalties associated with such repayment. The Partnership also paid $195,059 in deferred borrowing costs to secure a $5 million line of credit.

In 1996, the Partnership paid $5,999,994 in distributions to the limited partners. No distributions were paid to the partners in 1995 or 1994.

Short-term liquidity:

At December 31, 1996, the Partnership held cash and cash equivalents of $3,022,851. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1997. The Partnership has budgeted approximately $800,000 for necessary capital improvements for all properties in 1997, which are expected to be funded from available cash reserves or from operations of the properties.

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

In February 1997, $1,999,970 was distributed to the limited partners. Also in February 1997, $2,336,029 was borrowed by the Partnership under its $5 million revolving credit agreement and loaned to an affiliate of the General Partner. The $5 million revolving credit agreement expires in June 1997. The lender has verbally indicated a willingness to extend the loan for one year upon the written request by the Partnership in accordance with the line of credit agreement.

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

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution the limited partners by December 1999.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       19

   Balance Sheets at December 31, 1996 and 1995...................................                       20

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       21

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1996.......................................                       22

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       23

   Notes to Financial Statements..................................................                       25

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       37




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVII, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen, LLP


Dallas, Texas
   March 17, 1997

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     5,387,855      $    5,387,855
   Buildings and improvements...............................                27,175,885          26,635,813
                                                                        --------------       -------------
                                                                            32,563,740          32,023,668
   Less:  Accumulated depreciation and amortization.........                (8,674,792)         (7,046,093)
                                                                        --------------       -------------
                                                                            23,888,948          24,977,575
                                                                        --------------       -------------

Mortgage loan investment....................................                         -           1,538,932
Less:  Allowance for impairment.............................                         -            (177,161)
                                                                        --------------       -------------
                                                                                     -           1,361,771

Mortgage loan investments - affiliates......................                 4,692,760           2,235,902

Cash and cash equivalents...................................                 3,022,851           5,718,657
Cash segregated for security deposits and
   repurchase of limited partnership units..................                   427,123             407,565
Accounts receivable.........................................                   297,942             299,835
Accrued interest receivable.................................                    43,200              23,978
Deferred borrowing costs, net of accumulated
   amortization of $146,294 and $48,764 at
   December 31, 1996 and 1995, respectively.................                    48,765             146,295
Prepaid expenses and other assets...........................                   219,681             318,163
                                                                        --------------       -------------
                                                                       $    32,641,270      $   35,489,741
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Revolving credit agreement..................................           $     1,101,619      $            -
Accounts payable and accrued expenses.......................                    77,635              68,471
Payable to limited partners.................................                   332,928             332,928
Payable to affiliates.......................................                   370,837             253,044
Security deposits and deferred rental revenue...............                   214,829             204,368
                                                                        --------------       -------------
                                                                             2,097,848             858,811
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,236,893  and 5,273,885 limited
     partnership units outstanding at December 31, 1996
     and 1995, respectively.................................                30,648,258          34,758,220
   General Partner..........................................                  (104,836)           (127,290)
                                                                        --------------       -------------
                                                                            30,543,422          34,630,930
                                                                        --------------       -------------
                                                                       $    32,641,270      $   35,489,741
                                                                        ==============       =============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    7,943,383     $    7,517,404    $     7,234,070
   Interest income on mortgage loan
     investment............................                32,444            149,334            159,337
   Interest income on mortgage loan
     investments - affiliates..............               236,221            291,324            292,504
   Other interest income...................               299,982            359,755            244,310
   Property tax refund.....................                     -             30,515             43,878
   Gain on legal settlement................                     -          1,302,324                  -
   Gain on extinguishment of mortgage
     loan investment.......................                52,841                  -                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             8,564,871          9,650,656          7,974,099
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               122,307            385,214            765,595
   Depreciation and amortization...........             1,628,699          1,507,747          1,440,667
   Property taxes..........................               803,600            751,848            710,166
   Personnel costs.........................               667,758            627,809            601,610
   Repairs and maintenance.................               590,986            579,543            579,535
   Property management fees -
     affiliates............................               435,159            426,203            405,746
   Utilities...............................               455,718            444,526            442,680
   Other property operating expenses.......               581,026            597,611            569,077
   General and administrative..............               141,310             56,416            100,492
   General and administrative -
     affiliates............................               892,894          1,005,629          1,002,968
                                                    -------------      -------------     --------------
     Total expenses........................             6,319,457          6,382,546          6,618,536
                                                    -------------      -------------     --------------

Net income before extraordinary item.......             2,245,414          3,268,110          1,355,563
Extraordinary item.........................                     -           (252,402)                 -
                                                    -------------      -------------     --------------

Net income.................................        $    2,245,414     $    3,015,708    $     1,355,563
                                                    =============      =============     ==============

Net income allocable to limited
   partners................................        $    2,222,960     $    2,985,551    $     1,342,007
Net income allocable to General
   Partner.................................                22,454             30,157             13,556
                                                    -------------      -------------     --------------
Net income.................................        $    2,245,414     $    3,015,708    $     1,355,563
                                                    =============      =============     ==============

Net income per weighted average hundred
   limited partnership units:
   Net income before extraordinary item....        $        42.15     $        60.93    $         25.09
   Extraordinary item......................                     -              (4.71)                 -
                                                    -------------      -------------     --------------
Net income.................................        $        42.15     $        56.22    $         25.09
                                                    =============      =============     ==============

Distributions per weighted average
   hundred limited partnership units.......        $       113.77     $            -    $             -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                     Total
                                                     General                    Limited              Partners'
                                                     Partner                    Partners             Equity
                                                 ----------------           -----------------     -----------------

Balance at December 31, 1993..............       $      (171,003)           $     31,096,521      $     30,925,518

Repurchase of 37,408 limited
   partnership units......................                     -                    (332,931)             (332,931)

Net income................................                13,556                   1,342,007             1,355,563
                                                  --------------             ---------------       ---------------

Balance at December 31, 1994..............              (157,447)                 32,105,597            31,948,150

Repurchase of 36,992 limited
   partnership units......................                     -                    (332,928)             (332,928)

Net income................................                30,157                   2,985,551             3,015,708
                                                  --------------             ---------------       ---------------

Balance at December 31, 1995..............              (127,290)                 34,758,220            34,630,930

Repurchase of 36,992 limited
   partnership units......................                     -                    (332,928)             (332,928)

Net income................................                22,454                   2,222,960             2,245,414

Distributions.............................                     -                  (5,999,994)           (5,999,994)
                                                  --------------           -----------------      ----------------

Balance at December 31, 1996..............       $      (104,836)         $       30,648,258     $      30,543,422
                                                  ==============           =================      ================


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                           For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996               1995               1994
                                                   ---------------   ---------------    ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    7,881,796    $     7,754,299    $     7,316,836
   Cash paid to suppliers..................            (2,278,401)        (2,107,840)        (2,308,783)
   Cash paid to affiliates.................            (1,210,260)        (1,405,977)        (1,508,428)
   Interest received.......................               344,947            336,925            339,729
   Interest received from affiliates.......               215,064            316,719            280,611
   Interest paid...........................               (14,774)          (317,537)          (723,313)
   Property taxes paid.....................              (803,600)          (751,848)          (710,166)
   Property tax refund.....................                     -             30,515             43,878
   Cash received from legal settlement.....                     -          1,302,324                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             4,134,772          5,157,580          2,730,364
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments....              (540,072)          (563,333)          (688,492)
   Proceeds from collection of mortgage
     loan investments......................             1,404,026            282,420            278,337
   Mortgage loan investments -
     affiliates............................            (3,409,396)                 -         (1,008,000)
   Proceeds from collection of mortgage
     loan investments - affiliates.........               952,538            972,000          1,851,135
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................            (1,592,904)           691,087            432,980
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Net increase in cash segregated
     for repurchase of limited
     partnership units.....................                (6,371)            (5,215)           (87,150)
   Deferred borrowing costs paid...........                     -           (195,059)                 -
   Proceeds from revolving credit
     agreement.............................             1,101,619                  -                  -
   Principal payments on mortgage
     note payable..........................                     -         (6,726,266)          (127,487)
   Mortgage prepayment penalty paid........                     -            (66,949)                 -
   Repurchase of limited partnership
     units.................................              (332,928)          (332,931)          (332,933)
   Distributions paid......................            (5,999,994)                 -                  -
                                                    -------------      -------------     --------------

Net cash used in financing activities......            (5,237,674)        (7,326,420)          (547,570)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
   cash equivalents........................            (2,695,806)        (1,477,753)         2,615,774

Cash and cash equivalents at
   beginning of year.......................             5,718,657          7,196,410          4,580,636
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,022,851     $    5,718,657    $     7,196,410
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   -------------      --------------    ---------------
Net income.................................        $   2,245,414      $    3,015,708    $     1,355,563
                                                    ------------       -------------     --------------

Adjustments  to  reconcile   net  income
   to  net  cash  provided  by  operating
   activities:
   Depreciation and amortization...........             1,628,699          1,507,747          1,440,667
   Amortization of deferred borrowing
     costs.................................                97,530             67,677             42,282
   Allowance for impairment of
     mortgage loan investment..............                     -           (172,164)           (83,257)
   Gain on extinguishment of mortgage
     loan investment.......................               (52,841)                 -                  -
   Extraordinary item......................                     -            252,402                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (13,187)             1,962             (3,720)
     Accounts receivable...................                 1,893            225,452             62,607
     Accrued interest receivable...........                (8,636)            25,395              7,446
     Prepaid expenses and other
       assets..............................                98,482            202,024             81,936
     Accounts payable and accrued
       expenses............................                 9,164             (3,960)           (97,325)
     Payable to affiliates.................               117,793             25,855            (99,714)
     Security deposits and deferred
       rental revenue......................                10,461              9,482             23,879
                                                    -------------      -------------     --------------

         Total adjustments.................             1,889,358          2,141,872          1,374,801
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    4,134,772     $    5,157,580    $     2,730,364
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXVII, L.P. (the "Partnership"), formerly known as Southmark Prime Plus, L.P., was organized by affiliates of Southmark Corporation ("Southmark") on January 16, 1987, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act to make short-term loans to affiliates of the general partner. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Prime Plus Corp. (the "Original General Partner"), a wholly-owned subsidiary of McNeil. The Original General Partner was purchased from Southmark by McNeil on March 13, 1991. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, Dallas, Texas 75240.

The sole limited partner of the Partnership was initially Southmark Depositary Corp. (the "Depositary"), a wholly-owned subsidiary of Southmark. The Depositary assigned the principal attributes of its aggregate limited partner interest in the Partnership to the Depositary unit holders. The Depositary units were subsequently converted to limited partnership units ("Units").

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

In 1992, the Partnership used a portion of proceeds from a mortgage note payable to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The mortgage note payable was repaid by the Partnership in 1995, and a $5 million revolving credit agreement was obtained that is being used to fund additional loans made to affiliates of the General Partner. See Note 7 - "Revolving Credit Agreement." The loans made to affiliates are secured by income-producing real estate and are either junior or senior to other indebtedness as more fully described in Note 6 - "Mortgage Loan Investments - Affiliates."

The Partnership is engaged in the ownership, operation and management of commercial real estate and the servicing of mortgage loan investments secured by real estate. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership had four mortgage loan investments to affiliates of the General Partner as describe in
Note 6 - "Mortgage Loan Investments - Affiliates" and owned ten income-producing properties as described in Note 4 - "Real Estate Investments."

Basis of Presentation
---------------------

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease, using the straight-line method.

Mortgage Loan Investments
-------------------------

Mortgage loan investments are recorded at their original basis, net of any allowance for impairment. Interest income is recognized as it is earned. Interest accrual is ceased at such time as management determines collection is doubtful.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the related mortgage note payable or revolving credit agreement. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

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

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income and net losses of the Partnership to be allocated 99% to the limited partners and 1% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995, and 1994 have been made in accordance with these provisions.

Distributions
-------------

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

Liquidation proceeds will be distributed when the Partnership is dissolved after taking into account all items of income, gain, loss or deduction. Distribution of liquidation proceeds will then be made to the partners with positive capital account balances.

No  distributions  were   paid  to  the  partners in 1995  or 1994. In 1996, the
Partnership  distributed  $5,999,994 to the limited partners.

In February 1997, $1,999,970 was distributed to the limited partners.

Net Income Per Hundred Limited Partnership Units
------------------------------------------------

Net income per one hundred Units is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding expressed in hundreds. Per unit information has been computed based on 52,739, 53,109 and 53,483 (in hundreds) Units outstanding in 1996, 1995 and 1994, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------    ---------------
Property management fees...................        $      435,159     $      426,203    $       405,746
Charged to general and
   administrative - affiliates:
   Partnership administration..............               314,832            432,998            405,528
   Asset management fee....................               578,062            572,631            597,440
                                                    -------------      -------------     --------------
                                                   $    1,328,053     $    1,431,832    $     1,408,714
                                                    =============      =============     ==============

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the limited partners received distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative, were accrued in the years earned and are to be paid when conditions were met. Conditions for payment have not yet been met and, at December 31, 1996 and 1995, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions. See Note 6 - "Mortgage Loan Investments - Affiliates" for a discussion of these transactions.

Payable to affiliates at December 31, 1996 and 1995  consisted  primarily of the performance incentive fee of $141,647 accrued in prior years, property management fees, Partnership general and administrative expenses, asset management fees and prepaid interest as further discussed in Note 6 - "Mortgage Loan Investments - Affiliates." Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 3 - TAXABLE INCOME
-----------------------

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

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $12,040,518 in 1996, $11,258,459 in 1995 and $10,569,292 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1996                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------
AAA Century Airport
   Inglewood, CA               $      361,535     $     2,145,958      $     (543,658)     $    1,963,835
AAA Sentry
   N. Lauderdale, FL                   70,337             558,674            (162,724)            466,287
Burbank
   Burbank, CA                        830,043           2,505,647            (639,212)          2,696,478
Forest Hill
   W. Palm Beach, FL                  510,780           1,987,092            (509,267)          1,988,605
Fountainbleau
   Miami, FL                          287,114           1,232,975            (288,860)          1,231,229
Kendall Sunset
   Miami, FL                          672,756           3,905,730            (979,692)          3,598,794
Margate
   Margate, FL                        233,575           1,340,085            (341,757)          1,231,903
Military Trail
   W. Palm Beach, FL                  571,715           1,833,280            (470,276)          1,934,719
One Corporate Center I
   Edina, MN                          925,000           5,621,079          (2,199,151)          4,346,928
One Corporate Center III
   Edina, MN                          925,000           6,045,365          (2,540,195)          4,430,170
                                -------------       -------------       --------------      -------------
                               $    5,387,855      $   27,175,885      $   (8,674,792)     $   23,888,948
                                =============       =============       =============       =============


                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1995                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------

AAA Century Airport            $      361,535      $    2,142,648      $     (449,652)     $    2,054,531
AAA Sentry                             70,337             525,535            (123,641)            472,231
Burbank                               830,043           2,482,324            (531,179)          2,781,188
Forest Hill                           510,780           1,952,030            (422,550)          2,040,260
Fountainbleau                         287,114           1,204,371            (228,724)          1,262,761
Kendall Sunset                        672,756           3,889,002            (815,954)          3,745,804
Margate                               233,575           1,297,803            (274,389)          1,256,989
Military Trail                        571,715           1,806,036            (385,788)          1,991,963
One Corporate Center I                925,000           5,477,168          (1,836,921)          4,565,247
One Corporate Center III              925,000           5,858,896          (1,977,295)          4,806,601
                                -------------       -------------       -------------       -------------
                               $    5,387,855     $    26,635,813      $   (7,046,093)     $   24,977,575
                                =============      ==============       =============       =============

The Partnership leases its office buildings under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1996 are as follows:

    1997....................................        $  2,673,000
    1998....................................           1,839,000
    1999....................................           1,018,000
    2000....................................             727,000
    2001....................................             330,000
    Thereafter..............................             100,000
                                                     -----------
      Total                                         $  6,687,000
                                                     ===========

Future minimum rents do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $132,563, $130,560 and $127,069 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in rental revenue on the Statements of Operations.

NOTE 5 - MORTGAGE LOAN INVESTMENT
---------------------------------

In 1987, the Partnership made a nonrecourse mortgage loan to an affiliate of Southmark secured by A-Quality Mini-Storage. The property was subsequently sold to an unaffiliated borrower subject to the Partnership's first priority mortgage loan.

In April 1994, the borrower, who had filed for bankruptcy in 1990, and the Partnership reached a settlement concerning the loan. Under the settlement, the borrower paid the Partnership $150,000 in cash and the loan was renewed for $1,453,194 (representing the original $2,100,000 principal balance less all post bankruptcy petition payments made by the borrower) effective January 1, 1994. An additional second lien loan was executed in the amount of $134,397 at an interest rate of 6%, which was paid in full in the third quarter of 1995. Principal and interest at a rate of prime plus 2% were payable monthly on the first lien loan. On March 21, 1996, the Partnership received $1,404,026 as full settlement of the first lien loan. In connection with the settlement, the Partnership recorded a $52,841 gain on extinguishment of mortgage loan investment, which represents the excess of the settlement amount over the net carrying amount of the mortgage loan investment and related accrued interest accounts.

The following sets forth the Partnership's mortgage loan investment to an unaffiliated borrower at December 31, 1996 and 1995.


                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                 December 31,
Property                 Position         Rate %          Maturity              1996               1995
--------                 ------------     ------       ----------------    --------------      --------------
A - Quality
   Mini-Storage            First          (a)10.50     (a) 14,470 1/97     $            -      $    1,538,932
Allowance for loss                                                                      -            (177,161)
                                                                            -------------       -------------

                                                                           $            -      $    1,361,771
                                                                            =============       =============

(a) Under the modification terms, interest accrued on the mortgage loan at a rate equal to the prime lending rate of Bank of America in effect as of the first day of each calendar month plus 2%. The prime lending rate at December 31, 1995 was 8.5%. The monthly payment was based on a 240 month amortization, which changed as the interest rate changed.

Based on market lending rates for mortgage loan investments with similar terms, risks and average maturities, the fair value of the mortgage loan investment was approximately $1,407,000 at December 31, 1995.

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), the measure of impairment for a loan restructured in a troubled debt restructuring is based on the present value of expected future cash flows discounted at the original contractual rate. Accordingly, upon the April 1994 modification, the Partnership measured the impairment of the mortgage loan investment and determined that an allowance for impairment was still required. The allowance for impairment was written off in March 1996, when the first lien loan was paid in full. For the years ended December 31, 1995 and 1994, the allowance for impairment decreased by $172,164 and $83,257, respectively. The 1995 decrease in the allowance was due to the passage of time (the allowance was measured based on discounted cash flows), and the 1994 decrease was primarily due to the April 1994 modification which changed the expected future cash flows.

Subsequent to the April 1994 modification, interest income was recorded at an interest rate that equated the expected future cash flows to the mortgage loan investment balance. The expected cash flows changed slightly from year to year. Additionally, any changes in the allowance for impairment that resulted from changes in the discount rate or passage of time were also recorded as interest income. This accounting treatment resulted in the recognition of $32,444, $149,334 and $159,337 of interest income for the years ended December 31, 1996, 1995 and 1994, respectively. The effective interest rate of this interest income was 10.8%, 10.4% and 10.3% for 1996, 1995 and 1994, respectively. Interest income of $32,444, $154,909 and $136,417 would have been recognized under the terms of the modification agreement for the years ended December 31, 1996, 1995 and 1994, respectively, if the Partnership had not adopted SFAS 114.

NOTE 6 - MORTGAGE LOAN INVESTMENTS - AFFILIATES
-----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make nonrecourse mortgage loans to affiliates of the General Partner so long as such loans meet certain conditions, including that such loans bear interest at a rate equal to the prime lending rate of Bank of America plus 2.5%, or plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. At December 31, 1996, the Partnership had outstanding loans receivable of $4,692,760, of which $3,892,760 were first priority loans and $800,000 was a junior priority loan. For the year ended December 31, 1996, the Partnership recognized $236,221 of interest income related to these loans. The following sets forth the Partnership's mortgage loan investments to affiliates of the General Partner at December 31, 1996 and 1995. Loans were funded by the proceeds from the mortgage note payable entered into in October 1992, the line of credit obtained in June 1995 (see Note 7 "Revolving Credit Agreement") or other available funds. Interest only payments are due monthly. The monthly payment varies according to the prime lending rate.

                                   Mortgage      Annual
                                   Lien          Interest                                 December 31,
Property                           Position      Rate % (a)       Maturity             1996             1995
--------                           ---------     ----------       -----------       -------------  -------------
McNeil Pension Investment
   Fund, Ltd.:
   Brice Road Office
     Building                      First           10.75             05/98        $     483,364   $      483,364
   Verre Center Office
     Building                      First           10.75             11/99              820,426                -
McNeil Real Estate Fund X,
   Ltd.:
   Lakeview Plaza Shopping
     Center                        Second          11.75             08/97              800,000          800,000
McNeil Real Estate Fund
   XI, Ltd.:
   The Village Apartments          First           10.75             11/99            2,588,970                -
McNeil Real Estate Fund
   XXVI, L.P.:
   Continental Plaza Office
     Building                      First           10.75             03/96                    -          952,538
                                                                                  -------------    -------------
                                                                                 $    4,692,760   $    2,235,902
                                                                                  =============    =============

(a) The loans bear interest at the prime lending rate of Bank of America plus 2.5% for senior priority loans and prime plus 3.5% for junior priority loans. The prime lending rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment. This loan is secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. Interest on the loan is payable monthly. Principal is payable in May 1998.

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McPIF at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia.
Interest on the loan is payable monthly. Principal is payable in November 1999.

On August 15, 1994, the Partnership agreed to loan an aggregate of $1 million to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). In 1994, $800,000 was borrowed by Fund X pursuant to this commitment. This loan is secured by a second lien on Lakeview Plaza Shopping Center located in Lexington, Kentucky. Interest on the loan is payable monthly, with principal payable in August 1997.

On October 25, 1996, the Partnership agreed to loan an aggregate of approximately $2.589 million to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). In 1996, $2,588,970 was borrowed by Fund XI pursuant to this commitment. This loan is secured by a first lien on The Village Apartments located in Gresham, Oregon. Interest on the loan is payable monthly. Principal is payable in November 1999.

On March 1, 1993, the Partnership agreed to loan an aggregate of approximately $1.54 million at an interest rate of prime plus 2.5% to McNeil Real Estate Fund XXVI, L.P. ("Fund XXVI"). A total of $952,538 was borrowed by Fund XXVI pursuant to this commitment. This loan was secured by a first lien on Continental Plaza Office Building located in Scottsdale, Arizona. Interest on the loan was payable monthly, with principal payable on the third anniversary date of issuance. The loan was paid in full in January 1996.

In order to induce the Partnership to lend funds to the foregoing affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime plus 2.5% or prime plus 3.5%) and the interest rate actually paid by Fund X, Fund XI and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements.

At December 31, 1996 and 1995, the General Partner had paid $78,391 and $27,250, respectively, representing the aggregate amount of interest which would be owed for one year pursuant to this arrangement. In addition, the General Partner paid $83,510, $27,193 and $28,249 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1996, 1995 and 1994, respectively. All other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met at December 31, 1996, 1995 and 1994, in connection with these loans.

A summary of activity for the mortgage loan investments from affiliates is as follows:

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Balance at beginning of year...............        $    2,235,902     $    3,207,902    $     4,051,037
Mortgage loans funded......................             3,409,396                  -          1,008,000
Mortgage loans repaid......................              (952,538)          (972,000)        (1,851,135)
                                                    -------------      -------------     --------------
Balance at end of year.....................        $    4,692,760     $    2,235,902    $     3,207,902
                                                    =============      =============     ==============

Based on the lending rates prescribed by the Amended  Partnership  Agreement for
affiliate   mortgage  loan   investments,   the  fair  value  of  mortgage  loan
investments-affiliates approximated book value at December 31, 1996 and 1995.

The cost of the mortgage loan investments for Federal income tax purposes is the same as the carrying amount for financial statement purposes.

NOTE 7 - REVOLVING CREDIT AGREEMENT
-----------------------------------

As more fully described below, the revolving credit agreement of the Partnership was converted from a mortgage note payable during 1995.

The following sets forth the revolving credit agreement of the Partnership at December 31, 1996 and 1995. The revolving credit agreement is secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                 December 31,
Property                 Position         Rate %          Maturity              1996               1995
--------                 ------------     ------       ----------------    --------------      -----------
Kendall Sunset,
One Corporate
Center I and
One Corporate
Center III               First            7.5 (a)          (a)   6/97      $    1,101,619      $          -
                                                                            =============       ===========

(a) The interest rate and monthly payment vary based on the London Interbank Offer Rate plus 2%. The rate listed above represents the rate in effect as of December 31, 1996.

A $5 million revolving credit agreement was secured by the Partnership in June 1995. The Partnership had borrowed $1,101,619 under the revolving credit agreement at December 31, 1996. No amounts had been borrowed against the revolving credit agreement at December 31, 1995. Any borrowings under the revolving credit agreement bear interest at prime plus one half of one percent or a LIBOR-based rate, if so elected by the Partnership. The Partnership is required to pay a commitment fee equal to one quarter of one percent per annum on any unused portion of the line of credit. Total commitment fees paid during 1996 and 1995 were $12,708 and $3,542, respectively. In 1995, the Partnership incurred loan costs of $195,059 related to the line of credit. The line of credit expires in July 1997 and is secured by One Corporate Center I and III office buildings and Kendall Sunset Mini-Storage. The line of credit contains financial covenants that require the Partnership to maintain a Consolidated Net Worth of $25,000,000 and an Interest Expense Coverage Ratio of 3:1, as defined, among other restrictions.The lender has verbally indicated a willingness to extend the loan for one year upon the written request by the Partnership in accordance with the line of credit agreement.

In February 1997, $2,336,029 was borrowed by the Partnership under the revolving credit agreement and loaned to an affiliate of the General Partner.

Based on borrowing rates currently available to the Partnership for long-term debt with similar terms and average maturities, the fair value of the revolving credit agreement borrowings approximated book value at December 31, 1996.

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

In May 1995, the Partnership paid down its mortgage note payable by $4,628,250. In June 1995, the Partnership secured a $5 million revolving credit agreement that is being used to fund additional loans made to affiliates of the General Partner as well as for working capital and general partnership purposes. In connection with obtaining the revolving credit agreement, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable. In connection with the repayments, the Partnership paid prepayment penalties of $66,949 and wrote off $185,453 of deferred borrowing costs, resulting in an extraordinary loss of $252,402 in 1995.

NOTE 8 - REPURCHASE OF LIMITED PARTNERSHIP UNITS
------------------------------------------------

Under the provisions of both the original partnership agreement and the Amended Partnership Agreement, the Partnership is required to repurchase Units in amounts totaling up to 0.6% of gross proceeds per year. The repurchase amount is equal to the lesser of 90% of adjusted invested capital, or $9 per Unit. Repurchase is based on written requests from limited partners submitted between October 1 and October 20 of each year. The requirement was first effective in 1989. In January 1997, $332,928 was used to repurchase 36,992 Units for requests submitted in 1996. In January 1996, $332,928 was used to repurchase 36,992 Units for requests submitted in 1995. In January 1995, $332,931 was used to repurchase 37,408 Units for requests submitted in 1994.

NOTE 9 - GAIN ON LEGAL SETTLEMENT
---------------------------------

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

NOTE 10 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 2, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate, McNeil Real Estate Management, Inc., and three of their senior officers and/or directors (as defined in this Section 2, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective amended partnership agreements. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective amended partnership agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend this action.

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

                       McNEIL REAL ESTATE FUND XXVII, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                       Initial Cost (b)            Write-down       Capitalized
                          Related                             Buildings and     and Permanent       Subsequent
Description               Encumbrances (a)       Land         Improvements        Impairment       To Acquisition
------------              ----------------       ----         --------------    -------------      --------------
MINI-STORAGE WAREHOUSES:

AAA Century Airport
   Inglewood, CA           $            -    $      359,820    $    2,040,180    $           -     $     107,493

AAA Sentry
   N. Lauderdale, FL                    -            69,890           380,110                -           179,011

Burbank
   Burbank, CA                          -           825,918         2,394,082                -           115,690

Forest Hill
   West Palm Beach, FL                  -           507,422         1,862,578                -           127,872

Fountainbleau
   Miami, FL                            -           285,854           864,146                -           370,089

Kendall Sunset
   Miami, FL (c)                  416,167           672,000         3,808,000                -            98,486

Margate
   Margate, FL                          -           233,101         1,156,899                -           183,660

Military Trail
   West Palm Beach, FL                  -           568,405         1,681,595                -           154,995

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN (c)                  328,737           925,000         5,250,000        (1,300,000)       1,671,079

One Corporate Center III
   Edina, MN (c)                  356,715           925,000         5,255,000        (1,300,000)       2,090,365
                           --------------    --------------    --------------     -------------     ------------

                          $     1,101,619   $     5,372,410   $    24,692,590    $   (2,600,000)   $   5,098,740
                           ==============    ==============    ==============     =============     ============


(a) The Partnership's $1,101,619 debt at December 31, 1996 is secured by three separate properties. For purposes of Schedule III, the revolving credit agreement has been allocated among the properties based on their estimated relative market values.

(c) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $34,941,954 and accumulated depreciation was $5,878,982 at December 31, 1996.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (b)      and Amortization
-----------                      ----            -------------         ---------     ------------------
MINI-STORAGE WAREHOUSES:

AAA Century Airport
   Inglewood, CA              $      361,535     $    2,145,958   $      2,507,493    $     (543,658)

AAA Sentry
   N. Lauderdale, FL                  70,337            558,674            629,011          (162,724)

Burbank
   Burbank, CA                       830,043          2,505,647          3,335,690          (639,212)

Forest Hill
   West Palm Beach, FL               510,780          1,987,092          2,497,872          (509,267)

Fountainbleau
   Miami, FL                         287,114          1,232,975          1,520,089          (288,860)

Kendall Sunset
   Miami, FL (c)                     672,756          3,905,730          4,578,486          (979,692)

Margate
   Margate, FL                       233,575          1,340,085          1,573,660          (341,757)

Military Trial
   West Palm Beach, FL               571,715          1,833,280          2,404,995          (470,276)

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN (c)                     925,000          5,621,079          6,546,079        (2,199,151)

One Corporate Center III
   Edina, MN (c)                     925,000          6,045,365          6,970,365        (2,540,195)
                              --------------     --------------   ----------------     -------------
                             $     5,387,855    $    27,175,885  $      32,563,740    $   (8,674,792)
                              ==============     ==============   ================     =============


(b)  The carrying  value of  One  Corporate  Center I and III Office   Buildings
     were each reduced by  $1,300,000 in  1991.

(c) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $34,941,954 and accumulated depreciation was $5,878,982 at December 31, 1996.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, LTD.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
MINI-STORAGE WAREHOUSES:

AAA Century Airport
   Inglewood, CA                1987                        09/90                   5-25

AAA Sentry
   N. Lauderdale, FL            1987                        10/90                   5-25

Burbank
   Burbank, CA                  1987                        09/90                   5-25

Forest Hill
   West Palm Beach, FL          1985                        08/90                   5-25

Fountainbleau
   Miami, FL                    1987                        11/90                   5-25

Kendall Sunset
   Miami FL (c)                 1986                        10/90                   5-25

Margate
   Margate, FL                  1985                        10/90                   5-25

Military Trial
   West Palm Beach, FL          1986                        08/90                   5-25

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN (c)                1979                        12/89                   5-25

One Corporate Center III
   Edina, MN (c)                1980                        12/89                   5-25


(c) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $34,941,954 and accumulated depreciation was $5,878,982 at December 31, 1996.


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995                1994
                                                   --------------     --------------    ---------------
Real estate investments:

Balance at beginning of year...............        $   32,023,668     $   31,460,335    $    30,771,843

Improvements...............................               540,072            563,333            688,492
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   32,563,740     $   32,023,668    $    31,460,335
                                                    =============      =============     ==============



Accumulated depreciation and amortization:

Balance at beginning of year...............        $    7,046,093     $    5,538,346    $     4,097,679

Depreciation and amortization..............             1,628,699          1,507,747          1,440,667
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    8,674,792     $    7,046,093    $     5,538,346
                                                    =============      =============     ==============


                                    PART III


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURES
          ---------------------

None.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman   of  the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil has been a member of the international board of directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil    is   Co-Chairman,   with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate agent and analyst with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs.   McNeil   established  the  Escrow
                                        Training  Company,   California's  first
                                        accredited  commercial  training program
                                        for title  company  escrow  officers and
                                        real  estate  agents   needing   college
                                        credits   to   qualify   for   brokerage
                                        licenses.  She  began in real  estate as
                                        Manager and Marketing  Director of Title
                                        Insurance and Trust in Marin County, CA.
                                        Mrs. McNeil serves on the  international
                                        board   of   directors   of   the   Salk
                                        Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
-----------------              ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

     (A)   Security ownership of certain beneficial owners.

           No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than the General Partner, as noted in (B) below, and High River Limited Partnership which owns 670,634 Units at January 31, 1997 (approximately 12.806 % of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

     (B)   Security ownership of management.

           The General Partner and the officers and directors of its general partner, collectively own 659,834 limited partnership units, which represents approximately 12.6% of the outstanding limited partnership units as of January 31, 1997.

     (C)   Change in control.

           None


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $578,062 of such asset management fees.

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the Unit holders receive distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative and were accrued in the years earned and are to be paid when conditions are met. Conditions for payment have not yet been met and, at December 31, 1996, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

The Partnership pays property management fees equal to 5% of the gross rental receipts of mini-storage properties (6% for commercial) to McREMI, an affiliate of the General Partner, for providing property management services.
Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $749,991 of such property management fees and reimbursements. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of either prime of Bank of America plus 2.5% or prime plus 3.5%, depending on whether the security for such loans is first priority or junior priority.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment. This loan is secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. Interest on the loan is payable monthly. Principal is payable in May 1998.

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McPIF at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

On August 15, 1994, the Partnership agreed to loan an aggregate of $1 million to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). In 1994, $800,000 was borrowed by Fund X pursuant to this commitment. This loan is secured by a second lien on Lakeview Plaza Shopping Center located in Lexington, Kentucky. Interest on the loan is payable monthly, with principal payable in August 1997.

On October 25, 1996, the Partnership agreed to loan an aggregate of approximately $2.589 million to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). In 1996, $2,588,970 was borrowed by Fund XI pursuant to this commitment. This loan is secured by a first lien on The Village Apartments located in Gresham, Oregon. Interest on the loan is payable monthly. Principal is payable in November 1999.

On March 1, 1993, the Partnership agreed to loan an aggregate of approximately $1.54 million at an interest rate of prime plus 2.5% to McNeil Real Estate Fund XXVI, L.P. ("Fund XXVI"). A total of $952,538 was borrowed by Fund XXVI pursuant to this commitment. This loan was secured by a first lien on Continental Plaza Office Building located in Scottsdale, Arizona. Interest on the loan was payable monthly, with principal payable on the third anniversary date of issuance. The loan was paid in full in January 1996.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime of Bank of America plus 2.5% or 3.5%) and the interest rate actually paid by Fund X, Fund XI and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. In 1996, the General Partner paid $83,510 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1996. In connection with these loans, all other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)   Exhibits


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

      Exhibit
      Number                      Description
      -------                     -----------
      10.7                        Promissory   Note   dated   October  23, 1992,
                                  between  Community  Bank, N.A. and McNeil Real
                                  Estate Fund XXVII, L.P. (2)

      10.8 Loan Agreement dated October 23, 1992, between Community Bank, N.A. and McNeil Real Estate Fund XXVII, L.P. (2)

      10.9                        Guaranty   Agreement  dated  October 23, 1992,
                                  between Community Bank, N.A. and Robert A. McNeil. (2)

      10.10 Revolving Credit Loan Agreement dated June 21, 1995, between PNC Bank, National Association and McNeil Real Estate Fund XXVII, L.P. (3)

      10.11 Consolidated, Amended and Restated Revolving Credit Note dated June 21, 1995, between PNC Bank, National Association and McNeil Real Estate Fund XXVII, L.P.
                                  (3)

      11. Statement regarding computation of Net Income (Loss) per Hundred Limited Partnership Units (see Item 8 - "Organization and Summary of Significant Accounting Policies").

                  (1) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1990, as filed on March 29, 1991.

                  (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

                  (3) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1995, as filed on March 29, 1996.


(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1996.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            McNEIL REAL ESTATE FUND XXVII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






March 28, 1997                      By:  /s/  Robert A. McNeil
--------------                          ----------------------------------------
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



March 28, 1997                      By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)



March 28, 1997                      By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)