Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1997-05-15
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended       March 31, 1997
                          ------------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     5,387,855      $    5,387,855
   Buildings and improvements...............................                27,288,499          27,175,885
                                                                        --------------       -------------
                                                                            32,676,354          32,563,740
   Less:  Accumulated depreciation and amortization.........                (9,047,278)         (8,674,792)
                                                                        --------------       -------------
                                                                            23,629,076          23,888,948

Mortgage loan investments - affiliates......................                 7,028,789           4,692,760
Cash and cash equivalents ..................................                 2,088,627           3,022,851
Cash segregated for security deposits and repurchase
   of limited partnership units.............................                   179,787             427,123
Accounts receivable.........................................                   321,675             297,942
Accrued interest receivable.................................                    64,853              43,200
Deferred borrowing costs, net of accumulated
   amortization of $170,677 and $146,294 at March
   31, 1997 and December 31, 1996, respectively.............                    24,382              48,765
Prepaid expenses and other assets...........................                   199,632             219,681
                                                                        --------------       -------------
                                                                       $    33,536,821      $   32,641,270
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement                                             $     3,437,648      $    1,101,619
Accounts payable and accrued expenses.......................                    34,623              77,635
Accrued property taxes......................................                   249,246                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   404,008             370,837
Security deposits and deferred rental revenue...............                   245,298             214,829
                                                                        --------------       -------------
                                                                             4,370,823           2,097,848
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,236,893 limited partnership units
     outstanding at March 31, 1997 and December 31, 1996....                29,264,609          30,648,258
   General Partner..........................................                   (98,611)           (104,836)
                                                                        --------------       -------------
                                                                            29,165,998          30,543,422
                                                                        --------------       -------------
                                                                       $    33,536,821      $   32,641,270
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                1997                1996
                                                                            -------------     --------------
   Revenue:
   Rental revenue .............................................             $   2,089,145     $    1,935,883
   Interest income on mortgage loan investment.................                         -             85,285
   Interest income on mortgage loan investments -
     affiliates................................................                   183,323             38,959
   Other interest income.......................................                    38,434             82,693
                                                                            -------------      -------------
     Total revenue.............................................                 2,310,902          2,142,820
                                                                            -------------      -------------

Expenses:
   Interest....................................................                    60,997             24,382
   Depreciation and amortization...............................                   372,486            379,812
   Property taxes..............................................                   249,246            213,576
   Personnel costs.............................................                   195,033            188,032
   Utilities...................................................                   116,799            112,623
   Repairs and maintenance.....................................                   182,145            146,599
   Property management fees -affiliates........................                   113,922            106,043
   Other property operating expenses...........................                   167,808            150,860
   General and administrative..................................                    21,737             13,323
   General and administrative - affiliates.....................                   208,183            225,952
                                                                            -------------      -------------
     Total expenses............................................                 1,688,356          1,561,202
                                                                            -------------      -------------

Net income.....................................................            $      622,546     $      581,618
                                                                            =============      =============


Net income allocable to limited partners.......................            $      616,321     $      575,802
Net income allocable to General Partner........................                     6,225              5,816
                                                                            -------------      -------------
Net income.....................................................            $      622,546     $      581,618
                                                                            =============      =============


Net income per weighted average hundred limited
   partnership units...........................................            $        11.77     $        10.92
                                                                            =============      =============

Distributions per weighted average hundred limited
   partnership units...........................................            $        38.19     $        56.88
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         -----------------     ----------------
Balance at December 31, 1995..............       $     (127,290)         $     34,758,220      $    34,630,930

Distributions.............................                    -                (2,999,997)          (2,999,997)

Net income................................                5,816                   575,802              581,618
                                                  -------------           ---------------       --------------

Balance at March 31, 1996.................       $     (121,474)         $     32,334,025      $    32,212,551
                                                  =============           ===============       ==============



Balance at December 31, 1996..............       $     (104,836)         $     30,648,258      $    30,543,422

Net income................................                6,225                   616,321              622,546

Distributions.............................                    -                (1,999,970)          (1,999,970)
                                                  -------------           ---------------       --------------

Balance at March 31, 1997.................       $      (98,611)         $     29,264,609      $    29,165,998
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      2,070,397         $     1,923,725
   Cash paid to suppliers............................                     (693,497)               (581,060)
   Cash paid to affiliates...........................                     (288,934)               (206,355)
   Interest received.................................                       38,434                 167,978
   Interest received from affiliates.................                      161,670                  50,542
   Interest paid.....................................                      (24,513)                      -
   Property taxes paid...............................                            -                 (39,330)
                                                                   ---------------          ---------------
Net cash provided by operating activities............                    1,263,557               1,315,500
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (112,614)               (101,335)
   Proceeds from collection of mortgage loan
     investment......................................                            -               1,361,771
   Mortgage loan investments - affiliates............                   (2,336,029)                      -
   Proceeds from collection of mortgage loan
     investments - affiliates........................                            -                 952,538
                                                                   ---------------          --------------
Net cash provided by (used in ) investing
   activities........................................                   (2,448,643)              2,212,974
                                                                   ----------------         --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      247,731                 331,408
   Proceeds from revolving credit agreement..........                    2,336,029                       -

   Repurchase of limited partnership units...........                     (332,928)               (332,928)
   Distributions paid................................                   (1,999,970)             (2,999,997)
                                                                   ---------------          --------------
Net cash provided by (used in) financing
   activities........................................                      250,862              (3,001,517)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                     (934,224)                526,957

Cash and cash equivalents at beginning of
   period............................................                    3,022,851               5,718,657
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,088,627         $     6,245,614
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $        622,546         $       581,618
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                      372,486                 379,812
   Amortization of deferred borrowing costs..........                       24,383                  24,383
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (395)                 (6,842)
     Accounts receivable.............................                      (23,733)                 (4,764)
     Accrued interest receivable.....................                      (21,653)                 11,581
     Prepaid expenses and other assets...............                       20,049                  22,763
     Accounts payable and accrued expenses...........                      (43,012)                 (9,538)
     Accrued property taxes..........................                      249,246                 174,246
     Payable to affiliates...........................                       33,171                 125,640
     Security deposits and deferred rental
       revenue.......................................                       30,469                  16,601
                                                                   ---------------          --------------

       Total adjustments.............................                      641,011                 733,882
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,263,557         $     1,315,500
                                                                   ===============          ==============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVII, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                         1997         1996
                                                     ----------    ----------

Property management fees.....................        $  113,922    $  106,043
Charged to general and administrative -
   affiliates:
   Partnership administration................            63,254        88,747
   Asset management fee......................           144,929       137,205
                                                      ---------     ---------
                                                     $  322,105    $  331,995
                                                      =========     =========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $2,336,029 during the first three months of 1997 and received repayments from affiliates of $952,538 during the first three months of 1996.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $183,323 and $38,959 for the three months ended March 31, 1997 and 1996, respectively, of which $57,442 and $6,794, respectively, was paid or payable by the General Partner.

Payable to affiliates at March 31, 1997 and December 31, 1996 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
-------

On February 28, 1997, the Partnership agreed to loan an aggregate of approximately $2.336 million to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). In 1997, $2,336,029 was borrowed by Fund X pursuant to this commitment, which was drawn by the Partnership from its revolving line of credit. This loan is secured by a first lien on La Plaza Business Center located in Las Vegas, Nevada. Interest on the loan is payable monthly, with principal payable in February 2000.

NOTE 5.
-------

On March 21, 1996, the mortgage loan investment, plus accrued interest, secured by A-Quality Mini-Storage, was repaid in full by the borrower.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported net income for the first three months of 1997 of $622,546 as compared to $581,618 for the first three months of 1996. Revenues were $2,310,902 for the first three months of 1997, up from $2,142,820 for the same period in 1996. Expenses were $1,688,356 in 1997 as compared to $1,561,202 in 1996.

Net cash provided by operating activities was $1,263,557 for the three months ended March 31, 1997. The Partnership received $2,336,029 from its line of credit agreement, which it loaned to an affiliate of the General Partner. In addition, the Partnership expended $112,614 for capital improvements, $85,197 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $1,999,970 to the limited partners, resulting in a net decrease in cash and cash equivalents of $934,224 for the three months ended March 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $168,082 for the three months ended March 31, 1997 as compared to the same period in the prior year, as discussed below.

Rental revenue increased by $153,262 for the first quarter of 1997 as compared to the first quarter of 1996. The increase was primarily due to decreased discounts and concessions given to tenants at One Corporate Center I and III office buildings and increased occupancy from 96% and 91%, respectively, at March 31, 1996 to 98% and 97%, respectively, at March 31, 1997.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) totaled $85,285 for the first three months of 1996. No such interest income was recorded in 1997 as the loan was repaid in 1996.

Interest income on mortgage loans investments - affiliates increased by $144,364 for the three months ended March 31, 1997 as compared to the same period in the prior year. The increase was the result of higher total loans outstanding in 1997. The Partnership had $7.0 million of loans outstanding at March 31, 1997 as compared to $1.3 million at March 31, 1996.

Other interest income decreased by $44,259 for the first three months of 1997, due to the Partnership holding a lower amount of cash available for short-term investment in the first quarter of 1997. The Partnership held $2.1 million of cash and cash equivalents at March 31, 1997 as compared to $6.2 million at March 31, 1996.

Expenses:

Total expenses increased by $127,154 for the three months ended March 31, 1997 as compared to the same period in the prior year, as discussed below.

Interest expense increased by $36,615 for the three months ended March 31, 1997 in relation to the respective period in the prior year. The interest expense recorded in the first quarter of 1996 represents amortization of deferred borrowing costs incurred in connection with obtaining a $5 million line of credit. The interest expense recorded in 1997 includes amortization of deferred borrowing costs as well as interest expense incurred on borrowings under the line of credit agreement. The Partnership had borrowed $3.4 million under the agreement at March 31, 1997.

Property tax expense for the first three months of 1997 increased by $35,670 as compared to the first three months of 1996. The increase was due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

Repairs and maintenance expense increased by $35,546 for the first quarter of 1997 as compared to the respective quarter in 1996. The increase was mainly due to increased costs of snow removal at One Corporate Center I and III as a result of a greater amount of snowfall in Minnesota where the office buildings are located.

Other property operating expenses for the first three months of 1997 increased by $16,948 as compared to the first three months of the prior year. The increase was partially due to $9,500 of expenses incurred in 1997 to settle minor legal issues at Burbank and Margate mini-storages. In addition, there was an increase in the write-off of uncollectible rents at several of the mini-storage warehouses in 1997.

General and administrative expenses increased by $8,414 for the three months ended March 31, 1997 as compared to the same period in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,263,557 of cash through operating activities in the first three months of 1997 as compared to $1,315,500 for the same period in 1996.

The Partnership received $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower in the first quarter of 1996. The balance of the mortgage loan investment was repaid in full by the borrower in 1996.

In the first three months of 1997, the Partnership received $2,336,029 from its line of credit agreement, which it loaned to an affiliate of the General Partner. The Partnership received $952,538 in repayments of loans to affiliates in the first three months of 1996.

The Partnership distributed $1,999,970 and $2,999,997 to the limited partners in the first three months of 1997 and 1996, respectively.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $2,088,627.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1997. The Partnership has budgeted approximately $800,000 for necessary capital improvements for all properties in 1997 which is expected to be funded from available cash reserves or from operations of the properties.

The $5 million revolving credit agreement expires in June 1997. The lender has verbally indicated a willingness to extend the loan for one year upon the written request by the Partnership in accordance with the line of credit agreement.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. The Partnership acquired a $5 million line of credit in 1995 that may be used for property operations. Other possible actions to resolve cash deficiencies include deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11. Statement regarding computation of Net Income (Loss) per Hundred Limited Partnership Units. Net income (loss) per one hundred limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding (expressed in hundreds). Per unit information has been computed based on 52,369 and 52,739 weighted average limited partnership units (in hundreds) outstanding in 1997 and 1996.

         27.                        Financial   Data  Schedule for  the  quarter
                                    ended March 31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner








May 15, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 15, 1997                       By: /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)