Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1997-08-13
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended                 June 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,            December 31,
                                                                            1997                  1996
                                                                       ---------------      ---------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     5,387,855      $    5,387,855
   Buildings and improvements...............................                27,401,999          27,175,885
                                                                        --------------       -------------
                                                                            32,789,854          32,563,740
   Less:  Accumulated depreciation and amortization.........                (9,419,764)         (8,674,792)
                                                                        --------------       -------------
                                                                            23,370,090          23,888,948

Mortgage loan investments - affiliates......................                 7,028,789           4,692,760
Cash and cash equivalents ..................................                 2,962,825           3,022,851
Cash segregated for security deposits and repurchase
   of limited partnership units.............................                   181,546             427,123
Accounts receivable.........................................                   327,927             297,942
Accrued interest receivable.................................                    63,366              43,200
Deferred borrowing costs, net of accumulated
   amortization of $195,059 and $146,294 at June
   30, 1997 and December 31, 1996, respectively.............                         -              48,765
Prepaid expenses and other assets...........................                   191,024             219,681
                                                                        --------------       -------------
                                                                       $    34,125,567      $   32,641,270
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement                                             $     3,437,648      $    1,101,619
Accounts payable and accrued expenses.......................                    29,993              77,635
Accrued property taxes......................................                   170,925                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   330,957             370,837
Security deposits and deferred rental revenue...............                   246,415             214,829
                                                                        --------------       -------------
                                                                             4,215,938           2,097,848
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership
     units authorized; 5,236,893 limited partnership
     units outstanding at June 30, 1997 and
     December 31, 1996......................................                30,000,803          30,648,258
   General Partner..........................................                   (91,174)           (104,836)
                                                                        --------------       -------------
                                                                            29,909,629          30,543,422
                                                                        --------------       -------------
                                                                       $    34,125,567      $   32,641,270
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,111,197     $    1,994,657    $    4,200,342     $    3,930,540
   Interest income on mortgage
     loan investment.............                  -                  -                 -             85,285
   Interest income on mortgage
     loan investments - affiliates           194,757             36,391           378,080             75,350
   Other interest income.........             34,641             84,531            73,075            167,224
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,340,595          2,115,579         4,651,497          4,258,399
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             53,621             30,737           114,618             55,119
   Depreciation and
     amortization................            372,486            386,382           744,972            766,194
   Property taxes................            249,306            205,470           498,552            419,046
   Personnel costs...............            165,502            158,902           360,535            346,934
   Utilities.....................            104,080            100,123           220,879            212,746
   Repairs and maintenance.......            139,797            156,779           321,942            303,378
   Property management
     fees - affiliates...........            114,676            107,136           228,598            213,179
   Other property operating
     expenses....................            152,093            154,634           319,901            305,494
   General and administrative....             17,232             11,431            38,969             24,754
   General and administrative -
     affiliates..................            228,171            233,783           436,354            459,735
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,596,964          1,545,377         3,285,320          3,106,579
                                       -------------      -------------     -------------      -------------

Net income.......................     $      743,631     $      570,202    $    1,366,177     $    1,151,820
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $      736,194     $      564,500    $    1,352,515     $    1,140,302
Net income allocable
   to General Partner............              7,437              5,702            13,662             11,518
                                       -------------      -------------     -------------      -------------
Net income ......................     $      743,631     $      570,202    $    1,366,177     $    1,151,820
                                       =============      =============     =============      =============

Net income per weighted
   average hundred limited
   partnership units.............     $       14.06      $        10.70    $        25.83     $        21.62
                                       ============       =============     =============      =============

Distributions per weighted
   average hundred limited
   partnership units.............     $           -      $            -    $        38.19     $        56.88
                                       ============       =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ----------------      ----------------
Balance at December 31, 1995..............       $     (127,290)         $     34,758,220      $    34,630,930

Net income................................               11,518                 1,140,302            1,151,820

Distributions.............................                    -                (2,999,997)          (2,999,997)
                                                  -------------           ----------------      ---------------

Balance at June 30, 1996..................       $     (115,772)         $     32,898,525      $    32,782,753
                                                  =============           ===============       ==============



Balance at December 31, 1996..............       $     (104,836)         $     30,648,258      $    30,543,422

Net income................................               13,662                 1,352,515            1,366,177

Distributions.............................                    -                (1,999,970)          (1,999,970)
                                                  -------------           ---------------       --------------

Balance at June 30, 1997..................       $      (91,174)         $     30,000,803      $    29,909,629
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                              Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      4,152,183         $     3,921,319
   Cash paid to suppliers............................                   (1,222,637)             (1,148,086)
   Cash paid to affiliates...........................                     (704,832)               (678,817)
   Interest received.................................                       73,075                 252,509
   Interest received from affiliates.................                      357,914                  87,331
   Interest paid.....................................                      (75,856)                 (6,355)
   Property taxes paid...............................                     (327,627)               (242,699)
                                                                   ---------------          ---------------
Net cash provided by operating activities............                    2,252,220               2,185,202
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (226,114)               (314,990)
   Proceeds from collection of mortgage loan
     investment......................................                            -               1,361,771
   Mortgage loan investments - affiliates............                   (2,336,029)                      -
   Proceeds from collection of mortgage loan
     investments - affiliates........................                            -                 952,538
                                                                   ---------------          --------------
Net cash provided by (used in) investing
   activities........................................                   (2,562,143)              1,999,319
                                                                   ---------------          --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      246,766                 247,536
   Proceeds from revolving credit agreement..........                    2,336,029                       -
   Repurchase of limited partnership units...........                     (332,928)               (332,928)
   Distributions paid................................                   (1,999,970)             (2,999,997)
                                                                   ---------------          --------------
Net cash provided by (used in) financing
   activities........................................                      249,897              (3,085,389)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                      (60,026)              1,099,132

Cash and cash equivalents at beginning of
   period............................................                    3,022,851               5,718,657
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,962,825         $     6,817,789
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                            Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $      1,366,177         $     1,151,820
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                      744,972                 766,194
   Amortization of deferred borrowing costs..........                       48,765                  48,765
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,189)                 (6,061)
     Accounts receivable.............................                      (29,985)                (10,257)
     Accrued interest receivable.....................                      (20,166)                 11,981
     Prepaid expenses and other assets...............                       28,657                  19,364
     Accounts payable and accrued expenses...........                      (47,642)                 (5,905)
     Accrued property taxes..........................                      170,925                 176,347
     Payable to affiliates...........................                      (39,880)                 (5,903)
     Security deposits and deferred rental
       revenue.......................................                       31,586                  38,857
                                                                   ---------------          --------------

       Total adjustments.............................                      886,043               1,033,382
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      2,252,220         $     2,185,202
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                           1997         1996
                                                       ----------    ----------

Property management fees......................         $  228,598    $  213,179
Charged to general and administrative -
   affiliates:
   Partnership administration.................            132,895       176,017
   Asset management fee.......................            303,459       283,718
                                                        ---------     ---------
                                                       $  664,952    $  672,914
                                                        =========     =========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $2,336,029 during the first six months of 1997 and received repayments from affiliates of $952,538 during the first six months of 1996.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $378,080 and $75,350 for the six months ended June 30, 1997 and 1996, respectively, of which $85,722 and $13,588, respectively, was paid or payable by the General Partner.

Payable to affiliates at June 30, 1997 and December 31, 1996 consisted primarily of a performance incentive fee of $113,432 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

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

On August 1, 1997, the $800,000 loan to Fund X matured. The Partnership agreed to extend the maturity of the loan to August 2000. La Plaza Business Center was substituted as collateral on the loan, which was originally secured by Lakeview Plaza Shopping Center.

NOTE 5.
-------

On March 21, 1996, the mortgage loan investment, plus accrued interest, secured by A-Quality Mini-Storage, was repaid in full by the borrower.

NOTE 6.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since AAA Century Airport Self-Storage and Burbank Mini-Storage were placed on the market for sale, no depreciation will be taken effective August 1, 1997.

NOTE 7.
-------

The lender extended the maturity of the Partnership's $5 million revolving credit agreement, which originally matured in June 1997, to June 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported net income for the first six months of 1997 of $1,366,177 as compared to $1,151,820 for the first six months of 1996. Revenues were $4,651,497 for the first six months of 1997, up from $4,258,399 for the same period in 1996. Expenses were $3,285,320 in 1997 as compared to $3,106,579 in 1996.

Net cash provided by operating activities was $2,252,220 for the six months ended June 30, 1997. The Partnership received $2,336,029 from its line of credit agreement, which it loaned to an affiliate of the General Partner. In addition, the Partnership expended $226,114 for capital improvements, $86,162 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $1,999,970 to the limited partners, resulting in a net decrease in cash and cash equivalents of $60,026 for the six months ended June 30, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $225,016 and $393,098 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year, as discussed below.

Rental revenue increased by $116,540 and $269,802 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Rental revenue increased approximately $87,000 and $82,000 at One Corporate Center I and III office buildings, respectively, due to increased rental rates, decreased discounts and concessions given to tenants and increased occupancy from 97% and 95%, respectively, at June 30, 1996 to 100% and 98%, respectively, at June 30, 1997. An increase in occupancy at Burbank Mini-Storage from 83% at June 30, 1996 to 93% at June 30, 1997 resulted in increased rental revenue of approximately $17,000. An approximately $24,000 increase in rental revenue at Fountainbleau Mini-Storage was due to an increase in rental rates. Rental revenue also increased by approximately $21,000, $16,000 and $13,000 at Margate, Kendall Sunset and Forest Hill mini-storage warehouses, respectively, due to increased rental revenues and average occupancy rates in 1997.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) totaled $85,285 for the first three months of 1996. No such interest income was recorded in 1997 as the loan was repaid in 1996.

Interest income on mortgage loans investments - affiliates increased by $158,366 and $302,730 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year. The increase was the result of higher total loans outstanding in 1997. The Partnership had $7.0 million of loans outstanding at June 30, 1997 as compared to $1.3 million at June 30, 1996.

Other interest income decreased by $49,890 and $94,149 for the three and six months ended June 30, 1997, respectively, due to the Partnership having a lower amount of cash available for short-term investment in the first half of 1997. The Partnership held $3.0 million of cash and cash equivalents at June 30, 1997 as compared to $6.8 million at June 30, 1996.

Expenses:

Total expenses increased by $51,587 and $178,741 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in the prior year. The increase was mainly due to an increase in interest expense, property taxes and general and administrative expenses, as discussed below.

Interest expense increased by $22,884 and $59,499 for the three and six months ended June 30, 1997, respectively, in relation to the respective periods in the prior year. The interest expense recorded in the first half of 1996 represents amortization of deferred borrowing costs incurred in connection with obtaining a $5 million line of credit. The Partnership did not borrow any funds under the line of credit agreement until July 1996. The interest expense recorded in 1997 includes amortization of deferred borrowing costs as well as interest expense incurred on borrowings under the line of credit agreement. The Partnership had borrowed $3.4 million under the agreement at June 30, 1997.

Property taxes for the three and six months ended June 30, 1997 increased by $43,836 and $79,506, respectively, as compared to the same periods in 1996. The increase was due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

General and administrative expenses increased by $5,801 and $14,215 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first half of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative
- affiliates on the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,252,220 of cash through operating activities in the first six months of 1997 as compared to $2,185,202 for the same period in 1996. Cash received from tenants and interest received from affiliates increased in 1997 due to an increase in rental revenue and interest income on mortgage loan investments - affiliates, as discussed above. These increases were partially offset by a decrease in interest received from non-affiliates due to the repayment of the A-Quality Mini-Storage loan as previously discussed.

The Partnership expended $226,114 and $314,990 for capital improvements to its properties for the first six months of 1997 and 1996, respectively. A greater amount of tenant improvements were performed at One Corporate Center I and III office buildings in 1996.

The Partnership received $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower in the first quarter of 1996. The balance of the mortgage loan investment was repaid in full by the borrower in 1996.

In the first six months of 1997, the Partnership received $2,336,029 from its line of credit agreement, which it loaned to an affiliate of the General Partner. The Partnership received $952,538 in repayments on loans to affiliates in the first six months of 1996.

The Partnership distributed $1,999,970 and $2,999,997 to the limited partners in the first six months of 1997 and 1996, respectively.

Short-term liquidity:

At June 30, 1997, the Partnership  held cash and cash equivalents of $2,962,825.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1997. The Partnership has budgeted approximately $800,000 for necessary capital improvements for all properties in 1997 which is expected to be funded from available cash reserves or from operations of the properties.

The $5 million revolving credit agreement originally expired in June 1997. The lender extended the maturity of the loan to June 1999.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution the limited partners by December 1999. In this regard, the Partnership has placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.


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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and six of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner








August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)