Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1997-11-13
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended           September 30, 1997
                           -----------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     4,196,277      $    5,387,855
   Buildings and improvements...............................                22,873,501          27,175,885
                                                                        --------------       -------------
                                                                            27,069,778          32,563,740
   Less:  Accumulated depreciation and amortization.........                (8,521,492)         (8,674,792)
                                                                        --------------       -------------
                                                                            18,548,286          23,888,948

Assets held for sale                                                         4,545,714                   -

Mortgage loan investments - affiliates......................                 6,956,487           4,692,760
Cash and cash equivalents ..................................                 2,046,342           3,022,851
Cash segregated for security deposits and repurchase
   of limited partnership units.............................                   278,980             427,123
Accounts receivable.........................................                   355,592             297,942
Accrued interest receivable.................................                    62,563              43,200
Deferred borrowing costs, net of accumulated
   amortization of $146,294 at December 31, 1996............                         -              48,765
Prepaid expenses and other assets...........................                   162,188             219,681
                                                                        --------------       -------------
                                                                       $    32,956,152      $   32,641,270
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement                                             $     3,437,647      $    1,101,619
Accounts payable and accrued expenses.......................                    61,163              77,635
Accrued property taxes......................................                   419,800                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   306,185             370,837
Security deposits and deferred rental revenue...............                   224,234             214,829
                                                                        --------------       -------------
                                                                             4,449,029           2,097,848
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,236,893 limited partnership units out-
     standing at September 30, 1997 and December 31, 1996...                28,592,322          30,648,258
   General Partner..........................................                   (85,199)           (104,836)
                                                                        --------------       -------------
                                                                            28,507,123          30,543,422
                                                                        --------------       -------------
                                                                       $    32,956,152      $   32,641,270
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,124,972     $    2,058,000    $    6,325,314     $    5,988,540
   Interest income on mortgage
     loan investment.............                  -                  -                 -             85,285
   Interest income on mortgage
     loan investments - affiliates           195,255             36,790           573,335            112,140
   Other interest income.........             44,434             76,666           117,509            243,890
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,364,661          2,171,456         7,016,158          6,429,855
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            107,801             27,542           222,419             82,661
   Depreciation and
     amortization................            402,583            386,874         1,147,555          1,153,068
   Property taxes................            249,232            214,130           747,784            633,176
   Personnel costs...............            199,865            173,335           560,400            520,269
   Utilities.....................            129,521            128,872           350,400            341,618
   Repairs and maintenance.......            134,490            146,138           456,432            449,516
   Property management
     fees - affiliates...........            114,067            112,729           342,665            325,908
   Other property operating
     expenses....................            166,607            153,582           486,508            459,076
   General and administrative....             53,264             53,010            92,233             77,764
   General and administrative -
     affiliates..................            209,737            202,140           646,091            661,875
                                       -------------      -------------     -------------      -------------
     Total expenses..............          1,767,167          1,598,352         5,052,487          4,704,931
                                       -------------      -------------     -------------      -------------

Net income.......................     $      597,494     $      573,104    $    1,963,671     $    1,724,924
                                       =============      =============     =============      =============

Net income allocable
   to limited partners...........     $      591,519     $      567,373    $    1,944,034     $    1,707,675
Net income allocable
   to General Partner............              5,975              5,731            19,637             17,249
                                       -------------      -------------     -------------      -------------
Net income ......................     $      597,494     $      573,104    $    1,963,671     $    1,724,924
                                       =============      =============     =============      =============

Net income per weighted
   average hundred limited
   partnership units.............     $        11.29     $        10.76    $        37.12     $        32.38
                                       =============      =============     =============      =============

Distributions per weighted
   average hundred limited
   partnership units.............     $        38.19     $        56.89    $        76.38     $       113.77
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Equity
                                                 ---------------         -----------------     ----------------
Balance at December 31, 1995..............       $     (127,290)         $     34,758,220      $    34,630,930

Net income................................               17,249                 1,707,675            1,724,924

Distributions.............................                    -                (5,999,993)          (5,999,993)
                                                  -------------           ----------------      ---------------

Balance at September 30, 1996.............       $     (110,041)         $      30,465,902     $    30,355,861
                                                  =============           ================      ==============



Balance at December 31, 1996..............       $     (104,836)         $     30,648,258      $    30,543,422

Net income................................               19,637                 1,944,034            1,963,671

Distributions.............................                    -                (3,999,970)          (3,999,970)
                                                  -------------           ---------------       --------------

Balance at September 30, 1997.............       $      (85,199)         $     28,592,322      $     28,507,123
                                                  =============           ===============       ===============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents


                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      6,202,153         $     5,948,618
   Cash paid to suppliers............................                   (1,833,850)             (1,789,365)
   Cash paid to affiliates...........................                   (1,053,408)             (1,013,070)
   Interest received.................................                      117,509                 329,175
   Interest received from affiliates.................                      553,971                 124,121
   Interest paid.....................................                     (183,658)                 (9,513)
   Property taxes paid...............................                     (327,984)               (242,761)
                                                                   ---------------          ---------------
Net cash provided by operating activities............                    3,474,733               3,347,205
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (352,607)               (420,998)
   Proceeds from collection of mortgage loan
     investment......................................                            -               1,361,771
   Mortgage loan investments - affiliates............                   (2,336,028)                      -
   Proceeds from collection of mortgage loan
     investments - affiliates........................                       72,301                 952,538
                                                                   ---------------          --------------
Net cash provided by (used in) investing
   activities........................................                   (2,616,334)              1,893,311
                                                                   ----------------         --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      161,962                 163,550
   Proceeds from revolving credit agreement..........                    2,336,028                       -
   Repurchase of limited partnership units...........                     (332,928)               (332,928)
   Distributions paid................................                   (3,999,970)             (5,999,993)
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,834,908)             (6,169,371)
                                                                   ---------------          --------------

Net decrease in cash and cash equivalents............                     (976,509)               (928,855)

Cash and cash equivalents at beginning of
   period............................................                    3,022,851               5,718,657
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,046,342         $     4,789,802
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  ----------------------------------------
                                                                        1997                     1996
                                                                  ----------------         ---------------
Net income...........................................             $      1,963,671         $     1,724,924
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                    1,147,555               1,153,068
   Amortization of deferred borrowing costs..........                       48,765                  73,148
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (13,819)                (12,788)
     Accounts receivable.............................                      (57,650)                (15,429)
     Accrued interest receivable.....................                      (19,363)                 11,981
     Prepaid expenses and other assets...............                       57,493                  45,626
     Accounts payable and accrued expenses...........                      (16,472)                (32,008)
     Accrued property taxes..........................                      419,800                 390,415
     Payable to affiliates...........................                      (64,652)                (25,287)
     Security deposits and deferred rental
       revenue.......................................                        9,405                  33,555
                                                                   ---------------          --------------

       Total adjustments.............................                    1,511,062               1,622,281
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      3,474,733         $     3,347,205
                                                                   ===============          ==============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                       1997          1996
                                                    -----------    -----------

Property management fees......................      $   342,665    $   325,908
Charged to general and administrative -
   affiliates:
   Partnership administration.................          197,733        246,274
   Asset management fee.......................          448,358        415,601
                                                     ----------     ----------
                                                    $   988,756    $   987,783
                                                     ==========     ==========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $2,336,028 and received repayments from affiliates of $72,301 during the first nine months of 1997. The Partnership received repayments from affiliates of $952,538 during the first nine months of 1996.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $573,335 and $112,140 for the nine months ended September 30, 1997 and 1996, respectively, of which $112,935 and $53,457, respectively, was paid or payable by the General Partner.

Payable to affiliates at September 30, 1997 and December 31, 1996 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

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

In August 1997, the $800,000 loan to Fund X matured. The Partnership agreed to extend the maturity of the loan to August 2000. La Plaza Business Center was substituted as collateral on the loan, which was originally secured by Lakeview Plaza Shopping Center.

NOTE 5.
-------

On March 21, 1996, the mortgage loan investment, plus accrued interest, secured by A-Quality Mini-Storage, was repaid in full by the borrower.

NOTE 6.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since AAA Century Airport Self-Storage and Burbank Mini-Storage were placed on the market for sale, no depreciation was taken effective August 1, 1997.

NOTE 7.
-------

The lender extended the maturity of the Partnership's $5 million revolving credit agreement, which originally matured in June 1997, to June 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported net income for the first nine months of 1997 of $1,963,671 as compared to $1,724,924 for the first nine months of 1996. Revenues were $7,016,158 for the first nine months of 1997, up from $6,429,855 for the same period in 1996. Expenses were $5,052,487 in 1997 as compared to $4,704,931 in 1996.

Net cash provided by operating activities was $3,474,733 for the nine months ended September 30, 1997. The Partnership received $2,336,028 from its line of credit agreement, which it loaned to an affiliate of the General Partner. In addition, the Partnership received $72,301 in repayments of mortgage loan investments - affiliates. The Partnership expended $352,607 for capital improvements, $170,966 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $3,999,970 to the limited partners, resulting in a net decrease in cash and cash equivalents of $976,509 for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $193,205 and $586,303 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the prior year, as discussed below.

Rental revenue increased by $66,972 and $336,774 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. Rental revenue increased approximately $116,000 and $105,000 at One Corporate Center I and III office buildings, respectively, due to increased rental rates, decreased discounts and concessions given to tenants and increased occupancy from 97% and 95%, respectively, at September 30, 1996 to 100% and 98%, respectively, at September 30, 1997. An increase in occupancy at Burbank Mini-Storage from 87% at September 30, 1996 to 92% at September 30, 1997 resulted in increased rental revenue of approximately $26,000. Increases in rental revenue of approximately $27,000 and $21,000 at Fountainbleau and Kendall Sunset mini-storages, respectively, were due to increased rental rates. Rental revenue also increased by approximately $26,000 and $16,000 at Margate and Forest Hill mini-storage warehouses, respectively, due to increased rental revenues and average occupancy rates in 1997.

Interest income on the Partnership's mortgage loan investment to an unaffiliated borrower (the A-Quality Mini-Storage loan) totaled $85,285 for the first three months of 1996. No such interest income was recorded in 1997 as the loan was repaid in 1996.

Interest income on mortgage loans investments - affiliates increased by $158,465 and $461,195 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the prior year. The increase was the result of a greater amount of loans outstanding in 1997. The Partnership had $7.0 million of loans outstanding at September 30, 1997 as compared to $1.3 million at September 30, 1996.

Other interest income decreased by $32,232 and $126,381 for the three and nine months ended September 30, 1997, respectively, due to the Partnership having a lower amount of cash available for short-term investment in the first half of 1997. The Partnership held $2.0 million of cash and cash equivalents at September 30, 1997 as compared to $4.8 million at September 30, 1996.

Expenses:

Total expenses increased by $168,815 and $347,556 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in the prior year. The increase was mainly due to an increase in interest expense, property taxes and general and administrative expenses, as discussed below.

Interest expense increased by $80,259 and $139,758 for the three and nine months ended September 30, 1997, respectively, in relation to the respective periods in the prior year. The interest expense recorded in the first nine months of 1996 represents amortization of deferred borrowing costs incurred in connection with obtaining a $5 million line of credit. The Partnership did not borrow any funds under the line of credit agreement until November 1996. The interest expense recorded in 1997 includes amortization of deferred borrowing costs as well as interest expense incurred on borrowings under the line of credit agreement. The Partnership had borrowed $3.4 million under the agreement at September 30, 1997.

Property taxes for the three and nine months ended September 30, 1997 increased by $35,102 and $114,608, respectively, as compared to the same periods in 1996. The increase was due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

General and administrative expenses increased by $254 and $14,469 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. Approximately $14,000 of costs incurred for investor services were paid to an unrelated third party in 1997. In the first nine months of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $3,474,733 of cash through operating activities in the first nine months of 1997 as compared to $3,347,205 for the same period in 1996. Cash received from tenants and interest received from affiliates increased in 1997 due to an increase in rental revenue and interest income on mortgage loan investments - affiliates, as discussed above. These increases were partially offset by a decrease in interest received from non-affiliates due to the repayment of the A-Quality Mini-Storage loan and an increase in interest paid on borrowings from the Partnership's line of credit.

The Partnership expended $352,607 and $420,998 for capital improvements to its properties for the first nine months of 1997 and 1996, respectively. A greater amount of tenant improvements were performed at One Corporate Center III Office Building in 1996.

The Partnership received $1,361,771 of principal on its mortgage loan investment to an unaffiliated borrower in the first quarter of 1996. The balance of the mortgage loan investment was repaid in full by the borrower in 1996.

In the first nine months of 1997, the Partnership received $2,336,028 from its line of credit agreement, which it loaned to an affiliate of the General Partner. The Partnership received $72,301 and $952,538 in repayments on loans to affiliates in the first nine months of 1997 and 1996, respectively.

The Partnership distributed $3,999,970 and $5,999,993 to the limited partners in the first nine months of 1997 and 1996, respectively.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $2,046,342. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution the limited partners by December 1999. In this regard, the Partnership placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner








November 13, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 13, 1997                  By:  /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)