Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1998-03-31
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 1997
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code       (972) 448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

4,529,267 of the registrant's 5,199,901 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:     See Item 14, Page 45

                                TOTAL OF 47 PAGES

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

The sole limited partner of the Partnership was initially Southmark Depositary Corp. (the "Depositary"), a wholly-owned subsidiary of Southmark. On August 14, 1987, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-11824) and commenced a public offering for sale of $100,000,000 of Depositary units. The sale of Depositary units closed on August 14, 1988, with 5,548,888 units sold at $10 each, or gross proceeds of $55,488,880 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Depositary units under the Securities Exchange Act of 1934 (File No. 0-17173). The Depositary assigned the principal attributes of its aggregate limited partner interest in the Partnership to the Depositary unit holders. As further discussed, the Depositary units were subsequently converted to limited partnership units ("Units"). The Units represent equity interests in the
Partnership  and  entitle  the  limited   partners  to  participate  in  certain
allocations and distributions of the Partnership. As of December 31, 1997, 348,987 of the Units have been repurchased pursuant to the terms of the Amended Partnership Agreement.

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

CURRENT OPERATIONS
------------------

General:

Under the original partnership agreement, the Partnership's primary business was to make short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring revenue-producing real properties. Due to borrower defaults and foreclosures on the properties securing all but one of these mortgages, the Partnership's business also includes ownership and operation of real estate. Since the beginning of operations and prior to the restructuring, the Partnership funded twelve mortgage loans, seven in 1987 and five in 1988, which completed the Partnership's investment of the proceeds from the sale of Units.

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

In 1992, the Partnership received the proceeds from a $7,000,000 mortgage note payable secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds from the loan was used to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The loans were secured by revenue-producing real estate and were either junior or senior to other indebtedness as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates." The mortgage note payable was repaid by the Partnership in 1995. A $5 million line of credit was obtained during 1995 for the purpose of funding additional loans to affiliates of the General Partner. See Item 8 - Note 7 - "Revolving Credit Agreement."

The Partnership is engaged in the ownership, operation and management of commercial real estate and the servicing of mortgage loan investments secured by real estate. At December 31, 1997, the Partnership had four mortgage loan investments to affiliates of the General Partner as described in Item 8 - Note 6
- "Mortgage Loan Investments - Affiliates" and owned ten revenue-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, collect payments on mortgage loan investments and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made unsolicited tender offers to purchase from holders of limited partnership units up to approximately 45% of the outstanding limited partnership units of certain other partnerships controlled by the General Partner. High River did not offer to purchase Units of the Partnership at that time. In September 1996, High River made an unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $5.62 per unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 1.8% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

On October 17, 1996, the Partnership announced that it had received an unsolicited offer from an unaffiliated third party to acquire all outstanding Units of the Partnership at $6.50 per Unit. After meeting with the offeror in Dallas and considering the $6.50 offer, the Partnership rejected it as being inadequate.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. All of the buildings and the land on which they are located are owned in fee. The two office buildings and Kendall Sunset Mini-Storage secure a $5 million line of credit as described more fully in Item 8 - Note 7 - "Revolving Credit Agreement." The remaining properties are unencumbered by mortgage indebtedness. See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1997            Date
Property              Description          of Property           Debt (a)     Property Taxes     Acquired
--------              -----------          -----------           --------     --------------     ---------

Real Estate Investments:
AAA Sentry            Mini-Storage
N. Lauderdale, FL     798 units            $       471,764   $           -   $     54,741          10/90

Forest Hill           Mini-Storage
W. Palm Beach, FL     682 units                  1,908,111               -         40,584           8/90

Fountainbleau         Mini-Storage
Miami, FL             771 units                  1,173,349               -         62,857          11/90

Kendall Sunset        Mini-Storage
Miami, FL             940 units                  3,444,192       1,298,667         72,988          10/90

Margate               Mini-Storage
Margate, FL           640 units                  1,176,833               -         49,294          10/90

Military Trail        Mini-Storage
W. Palm Beach, FL     685 units                  1,881,506               -         42,045           8/90

One Corporate
  Center I            Office Building
Edina, MN             111,146 sq. ft.            4,337,900       1,025,838        287,740          12/89

One Corporate
  Center III          Office Building
Edina, MN             111,252 sq. ft.            4,236,921       1,113,143        292,080          12/89
                                            --------------    ------------    -----------
                                           $    18,630,576   $   3,437,648   $    902,329
                                            ==============    ============    ===========

                                            Net Basis                              1997            Date
Property              Description          of Property           Debt (a)     Property Taxes     Acquired
--------              -----------          -----------           --------     --------------     ---------

Assets Held For Sale:
AAA Century
  Airport             Mini-Storage
Inglewood, CA         567 units            $     1,908,947   $           -   $     33,860           9/90

Burbank               Mini-Storage
Burbank, CA           982 units                  2,640,934               -         41,894           9/90
                                            --------------    ------------    -----------
                                           $     4,549,881   $           -   $     75,754
                                            ==============    ============    ===========

-----------------------------------------
Total:    Office Buildings  -  222,398 sq. ft.
          Mini-storage and self-storage warehouses - 6,065 units

(a) For purposes of this table, the revolving credit agreement has been allocated among the properties securing the debt based on their estimated relative market values.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -----------

Real Estate Investments:
AAA Sentry
   Occupancy Rate............             94%             96%            96%            95%              98%
   Rent Per Square Foot......           $8.23           $8.01          $7.70          $7.00            $6.17

Forest Hill
   Occupancy Rate............            100%             98%            97%            99%            100%
   Rent Per Square Foot......          $10.72          $10.41          $9.82          $9.22           $8.45

Fountainbleau
   Occupancy Rate............             93%             96%            97%            99%            100%
   Rent Per Square Foot......           $9.27           $8.98          $8.38          $8.08           $7.66

Kendall Sunset
   Occupancy Rate............             94%             92%            95%            96%             99%
   Rent Per Square Foot......          $12.06          $11.75         $11.72         $11.71          $11.23

Margate
   Occupancy Rate............             88%             94%            90%           100%             98%
   Rent Per Square Foot......          $10.42           $9.95          $9.90         $10.06           $9.55

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -----------
Military Trail
   Occupancy Rate............             88%             88%            91%            90%             91%
   Rent Per Square Foot......           $9.82          $10.11          $9.35          $8.46           $7.76

One Corporate Center I
   Occupancy Rate............             98%            100%            93%            95%             99%
   Rent Per Square Foot......          $13.07          $11.88         $10.92         $10.34          $11.56

One Corporate Center III
   Occupancy Rate............             94%             95%            97%            96%             78%
   Rent Per Square Foot......          $13.72          $12.31         $11.17         $11.03           $7.38

Assets Held For Sale:

AAA Century Airport
   Occupancy Rate............             95%             96%            94%            95%              82%
   Rent Per Square Foot......          $10.31          $10.12         $10.19          $8.87            $7.90

Burbank
   Occupancy Rate............             92%             87%            81%            81%             84%
   Rent Per Square Foot......          $11.25          $10.80         $10.29         $10.32           $8.74

Occupancy rate represents all units leased divided by the total number of units for mini-storage properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions

Real Estate Investments:

AAA Sentry
----------

AAA Sentry Mini-Storage consists of five, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 798 units, with 85% of these units air conditioned.

The property is located in a predominately commercial area, with a mixture of single and multi-family residential properties. New competition in the area has created a surplus in storage units and limited demand. Specials are being offered by competitors to attract new renters and many long-term customers of AAA Sentry are now relocating to other new or renovated facilities. AAA Sentry's occupancy and rental rates are competitive with properties of the same age in the area. For 1998, management will continue to provide excellent customer service. Rental rates will be closely monitored and adjusted according to market conditions with minimal discounts and free rent. The Partnership expects to maintain occupancy in the mid-90% range in 1998.

Forest Hill
-----------

Forest Hill Mini-Storage consists of nine, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 682 units, with 22 of these units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately residential neighborhood in West Palm Beach, Florida, consisting of single family homes and small businesses to the east and multi-family apartment communities to the south and west. A competing facility opened in December 1996 that allows drive-in accessibility to the units. Another new facility within one mile of Forest Hill opened in January 1998. Currently, Forest Hill's occupancy has remained strong with rental rates slightly higher than the competition. However, these two facilities could have a negative impact on the property. The Partnership expects to maintain occupancy in the mid 90% range in 1998 by offering rental concessions to tenants and continuing to emphasize customer service.

Fountainbleau
-------------

Fountainbleau Mini-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 771 units. 56% of the units are air conditioned.

The property is located in the central western quadrant of the Miami metroplex and is in close proximity to the Miami International Airport. The property has poor drive-by exposure with a limited view from the Florida Turnpike. The street located in front of the property is currently a dead end street but is scheduled to be opened to traffic by the end of 1998. The immediate neighborhood is predominately industrial with single family residential and multi-family communities further to the south and north. The tenant profile currently consists of local businesses.

The area is being saturated by new mini-storage construction along with renovation of existing facilities. A competing facility located within three miles of Fountainbleau is expected to open in March 1998. A major international moving company that leased more than 90 of Fountainbleau's units in 1995 gradually began moving out during the last quarter of 1996 and vacated all of their units in 1997. For 1998, Fountainbleau will offer discounts and concessions to attract and retain tenants. The Partnership expects to maintain occupancy in the low 90% range in 1998.

Kendall Sunset
--------------

Kendall Sunset Mini-Storage consists of ten, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 940 units. 35% of the units are air conditioned.

The property is located in a residential neighborhood at the southwestern edge of the Miami metroplex. The area is tropical in nature and is in close proximity to the Everglades and Key West. The property's rental rates and occupancy are slightly higher than the competition in the immediate area. However, occupancy declined in 1996 due to new competitors being added to the market. Rent concessions and discounts were offered to maintain occupancy and compete within the market. Occupancy increased slightly in 1997 as the new storage units were absorbed. Currently, there is little available land in the immediate area on which to build new storage facilities. The Partnership expects to offer fewer discounts to tenants in 1998 and to maintain occupancy in the low to mid 90% range.

Margate
-------

Margate Mini-Storage consists of four, one-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 640 units, with 11 of the units being recreational vehicle parking spaces. 52% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood with single family homes and multi-family communities along the secondary streets. Major repairs on the road fronting the property have resulted in heavy traffic congestion. A competing facility was built last year adjacent to Margate that offers truck rentals, boxes and packing supplies. Competition from new self-storage facilities over the past several years has had an adverse effect on the property's occupancy, and discounts and concessions have been given to attract new renters. The property has an excellent reputation in the marketplace and management expects to maintain occupancy in the low 90% range in 1998.

Military Trail
--------------

Military Trail Mini-Storage consists of eight, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 685 units, with 23 of the units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood. The majority of the apartment complexes in the area are to the north with single family residences to the west. The location is the most positive feature with direct access to Military Trail, a major thoroughfare. During 1997 and 1996, occupancy began to drop due to four new facilities being built in the area. An increased amount of discounts and concessions were given to attract and retain renters. Another older facility is currently being renovated. For 1998, the Partnership will continue to offer discounts and concessions and expects to maintain occupancy in the low 90% range throughout 1998.

One Corporate Center I and One Corporate Center III
---------------------------------------------------

One Corporate Center I and III are six-story class "B" office buildings located in the southwest suburban Minneapolis/St. Paul metropolitan area. The buildings are two of four identical buildings located in a commercial development identified as One Corporate Center.

Rental rates increased in 1996 and 1997 due to renewing leases at current market rates. Average occupancy rates in the area decreased slightly due to several new office buildings being built in 1997. Although there are substantial lease expirations at both properties in 1998, management will attempt to renew the leases at least six months prior to the expiration of the lease. This will allow management to market the space to a new tenant if the existing tenant declines to renew their lease. The properties will continue to perform capital improvements in 1998 in order to replace aging building systems and to upgrade common areas to remain competitive in the marketplace. The Partnership expects to maintain occupancy in the mid 90% range.

Assets Held for Sale:

AAA Century Airport
-------------------

AAA Century Airport Self-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 567 units, including 10 recreational vehicle parking spaces. Each unit is individually alarmed for additional security. The property does not offer climate-controlled units.

The property is located approximately two miles from the Los Angeles International Airport in Inglewood, California. Inglewood is a relatively mature area with growth to the west generated by development around the airport. The property is located in a low income area with a high unemployment and crime rate. The competition is inferior in appearance and management. However, one competitor offers a truck and driver and another competitor offers crates and pick-up trucks for use by its renters. AAA Century has an advantage in that it is able to offer individually alarmed units for additional security. AAA Century's occupancy is currently above the average occupancy in the area of 90%, and the Partnership expects to maintain occupancy in the mid 90% range in 1998.

Burbank
-------

Burbank Mini-Storage consists of two, two-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 982 units, with 10 of these units being recreational vehicle parking spaces. All of the buildings have fire sprinklers, but do not offer climate-controlled environments.

The property is located in the eastern quadrant of Burbank, California, just west of Interstate 5 and approximately twenty miles north of downtown Los Angeles and seven miles south of the Burbank Airport. There are two competing self-storage properties with superior visibility and highway access. However, one of these properties will be demolished in 1998 to make room for a new retail center. Management increased occupancy in 1997 by aggressively marketing the upstairs units that are seldom rented. Management will continue to offer discounts for the upstairs units while rents will be increased on the lower level units which are in high demand. The Partnership expects to maintain occupancy in the low 90% range in 1998.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1998 through 2007:

                                Number of                             Annual           % of Gross
                               Expirations           Square Feet       Rent            Annual Rent
                               -----------           -----------  ------------         -----------
One Corporate Center I
1998                                  9                 28,561    $    390,588              27%
1999                                  6                 17,705         220,550              15%
2000                                  3                  5,705          85,680               6%
2001                                  7                 19,849         313,693              22%
2002                                  7                 36,879         421,662              30%
2003-2007                             -                      -               -               -

One Corporate Center III
1998                                 11                 41,718    $    531,224              37%
1999                                  7                 26,749         356,102              25%
2000                                  4                 15,021         230,956              16%
2001                                  3                  7,953         124,146               9%
2002                                  3                  8,725         107,539               7%
2003                                  -                      -               -               -
2004                                  1                  3,639          70,481               5%
2005                                  -                      -               -               -
2006                                  1                    920          17,484               1%
2007                                  -                      -               -               -


No mini-storage tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                              Square Footage                                    Lease
Use                                       Leased               Annual Rent            Expiration
---------                             --------------           -----------            ----------
One Corporate Center I
   General Office                          10,761            $    134,954                 1998
   Bank                                    13,666                 160,576                 1999
   General Office                          10,750                 198,875                 2002
   General Office                          19,626                 106,721                 2002

One Corporate Center III

   General Office                          12,988            $    158,454                 1998

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

3) Helen Pasco v. McNeil Real Estate Fund XXVII, L.P., Southmark Prime Plus Corp., et al. and Does 1-50 Inclusive. This complaint alleges that several limited partnerships and funds, including the Partnership, along with McMachen, Prudential Securities, Inc. and other unidentified defendants, transmitted false and misleading information to the plaintiff which was used to entice the plaintiff into investing her money with the defendants. The complaint also alleges that the defendants misrepresented speculative, illiquid limited partnerships as safe, revenue-producing investments suitable for safety-conscious and conservative investors. Although the Partnership is included as a defendant, the plaintiff's allegations do not specify in what way the Partnership was involved in improper conduct. The complaint does not state, other than by broad allegations, that the Partnership acted in an improper manner with regard to the operation or management of the limited partnership. An answer was filed on behalf of the Partnership in February 1994. Although plaintiff's counsel stated plaintiff was going to amend the complaint, no such amended complaint was ever served on the Partnership and it presumes that plaintiff either deleted the Partnership as a defendant or abandoned the action. Accordingly, the Partnership has taken no further action on this claim and it appears to have been abandoned.

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

B)       Title of Class                            Number of Record Unit Holders

         Limited partnership units                 2,339 as of January 31, 1998

(C) Distributions paid to the limited partners totaled $3,999,970 in 1997 and $5,999,994 in 1996 from cash from operations. No distributions were paid to the General Partner in 1997 or 1996. During the last week of March 1998, the Partnership distributed approximately $2,250,000 to the limited partners of record as of March 1, 1998. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   8,366,664  $   7,943,383  $    7,517,404  $   7,234,070  $   6,546,936
Interest income on mort-
   gage loan investments.....             766,211        268,665         440,658        451,841        674,118
Income before extra-
   ordinary item.............           2,788,653      2,245,414       3,268,110      1,355,563      1,306,745
Extraordinary item...........                   -              -        (252,402)             -              -
Net income...................           2,788,653      2,245,414       3,015,708      1,355,563      1,306,745

Net income per weighted
   average hundred limited
   partnership units:
   Income before extra-
     ordinary item...........       $       52.72  $       42.15  $       60.93   $       25.09  $       24.00
   Extraordinary item........                   -              -          (4.71)              -              -
                                     ------------   ------------   ------------    ------------   ------------
   Net income................       $       52.72  $       42.15  $       56.22   $       25.09  $       24.00
                                     ============   ============   ============    ============   ============

Distributions per weighted
   average hundred limited
   partnership units.........       $       76.38  $      113.77  $           -   $           -  $           -
                                     ============   ============   ============    ============   ============

                                                              As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  --------
Real estate investments, net...    $   18,630,576  $  23,888,948  $   24,977,575  $  25,921,989  $  26,674,164
Assets held for sale...........         4,549,881              -               -              -              -
Mortgage loan investments,
   net.........................         6,956,487      4,692,760       3,597,673      4,679,929      5,718,144
Total assets...................        33,681,114     32,641,270      35,489,741     39,501,853     38,779,870
Long-term debt.................         3,437,648      1,101,619               -      6,726,266      6,853,753
Partners' equity...............        28,999,177     30,543,422      34,630,930     31,948,150     30,925,518


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

Under the original partnership agreement, the Partnership was formed to engage in the business of making short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring revenue-producing real properties and reinvesting the proceeds from repayment of such loans in additional affiliate loans. In 1989, the Partnership initiated foreclosure proceedings on the collateral securing each of its mortgage loan investments. The Partnership acquired two office buildings in 1989 and eight mini-storage warehouses in 1990 as a result of the foreclosures. Also in 1990, one loan was collected in full when the borrower sold the mini-storage warehouse securing the loan. The remaining mortgage loan investment, secured by a mini-storage warehouse owned by an unaffiliated limited partnership, was collected in full in 1996.

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

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total revenue increased by $718,361 in 1997 as compared to 1996. The increase was mainly due to an increase in rental revenue and interest income on mortgage loan investments - affiliates, partially offset by decreases in interest income on the Partnership's mortgage loan investment to an unaffiliated borrower, other interest income and a gain on extinguishment of mortgage loan investment, as discussed below.

Rental revenue increased by $423,281 in 1997 as compared to 1996. The increase was mainly due to increases of approximately $133,000 and $157,000 at One
Corporate Center I and III office buildings, respectively, as a result of increases in rental rates in 1997 as well as decreased discounts and concessions given to tenants. Also, there was an increase in expense reimbursements billed to tenants as a result of an increase in property taxes incurred by the two office buildings in 1997, as discussed below. In addition, rental revenue increased at all of the mini-storage properties, except for Military Trail, as a result of an increase in rental rates in 1997. Rental revenue at Military Trail decreased slightly due to a small decline in average occupancy rates in 1997. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

In 1996, the Partnership recorded $32,444 of interest income on the mortgage loan investment related to the A-Quality Mini-Storage loan. Since this loan was repaid by the borrower in the first quarter of 1996, no such income was recorded in 1997.

Interest income on mortgage loan investments - affiliates increased by $529,990 in 1997 as compared to 1996. The increase was mainly due to a higher average amount of loans outstanding during 1997. The Partnership had loaned approximately $7 million to affiliates as of December 31, 1997 and approximately $4.7 million as of December 31, 1996.

Other interest income in 1997 decreased by $149,625 in relation to 1996, primarily due to a lower amount of cash available for short-term investment in 1997. The Partnership held approximately $5.7 million of cash and cash equivalents at the beginning of 1996. Cash and cash equivalents decreased to approximately $3 million at the end of 1996 and further decreased to approximately $2.4 million at the end of 1997.

In 1996, the Partnership recognized a $52,841 gain on extinguishment of mortgage loan investment due to the early payoff of the A-Quality note. No such gain was recognized in 1997.

Expenses:

Total expenses increased by $175,122 in 1997 as compared to 1996. The increase was mainly due to an increase in interest expense and property taxes, partially offset by a decrease in depreciation and amortization and general and administrative expenses, as discussed below.

Interest expense in 1997 increased by $146,982 as compared to 1996, due to a greater amount borrowed under the Partnership's line of credit agreement in 1997. The interest expense recorded in 1997 and 1996 represents interest costs and amortization of deferred borrowing costs relating to the Partnership's $5 million line of credit. The Partnership did not borrow any funds under the line of credit agreement until November 1996. The Partnership had borrowed approximately $3.4 million under the agreement at December 31, 1997 as compared to approximately $1.1 million at December 31, 1996.

Depreciation and amortization expense decreased by $195,828 in 1997 as compared to 1996. The decrease was due to AAA Century Airport and Burbank mini-storages being classified as assets held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the assets at the time they were placed on the market for sale.

Property taxes in 1997 increased by $174,483 in relation to 1996, due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

General and administrative expenses decreased by $33,750 in 1997 as compared to 1996, mainly due to a decrease in costs relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business.

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

Other interest income in 1996 decreased by $59,773 in relation to 1995. The decrease was primarily due to a lower amount of cash available for short-term investment as a result of approximately $6 million of distributions being paid to the limited partners in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $4,409,938 of cash through operating activities in 1997, $4,134,772 in 1996 and $5,157,580 in 1995. The increase in 1997 as compared to 1996 was mainly due to an increase in cash received from tenants and interest received from affiliates. The increases were partially offset by a decrease in interest received from non-affiliates, and an increase in interest paid and property taxes paid (see discussion of changes in corresponding revenue and expense accounts, above).

The decrease in cash generated through operating activities in 1996 as compared to 1995 was mainly due to cash received in 1995 from the settlement of bankruptcy claims against Southmark, partially offset by a decrease in interest paid in 1996. The Partnership's mortgage note payable was repaid in the second half of 1995 and additional funds were not borrowed under the line of credit until late November 1996; thus the related interest expense decreased.

The Partnership expended $724,380, $540,072 and $563,333 for additions to its real estate investments and assets held for sale in 1997, 1996 and 1995, respectively. The increase in 1997 as compared to 1996 and 1995 was mainly due to a greater amount of tenant improvements being performed at One Corporate Center I Office Building in 1997.

In 1996, the Partnership received cash of $1,404,026 as repayment in full of the Partnership's mortgage loan investment to an unaffiliated borrower. The Partnership received $282,420 of principal payments on the loan in 1995. No such funds were received in 1997.

The Partnership made loans to affiliates (net of collections) of $2,263,727 in 1997 and $2,456,858 in 1996. The Partnership collected $972,000 from affiliates in 1995.

In  1997  and  1996,  the  Partnership   received   $2,336,029  and  $1,101,619,
respectively, in proceeds from its revolving credit agreement, which were used to make loans to affiliates.

In 1995, the Partnership expended a total of $6,726,266 to repay in full its mortgage note payable and paid $66,949 in prepayment penalties associated with such repayment. The Partnership also paid $195,059 in deferred borrowing costs to secure a $5 million line of credit.

The Partnership distributed $3,999,970 and $5,999,994 to the limited partners in 1997 and 1996, respectively, from cash from operations. No distributions were paid to the partners in 1995.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $2,440,084. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1998. The Partnership has budgeted approximately $1,255,000 for necessary capital improvements for all properties in 1998, which are expected to be funded from available cash reserves or from operations of the properties.

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

During the last week of March 1998, the Partnership distributed approximately $2,250,000 to the limited partners of record as of March 1, 1998.

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

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       20

   Balance Sheets at December 31, 1997 and 1996...................................                       21

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       22

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1997.......................................                       23

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       24

   Notes to Financial Statements..................................................                       26

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       39





All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVII, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVII, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen, LLP


Dallas, Texas
   March 20, 1998

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ---------------      ---------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     4,196,277      $    5,387,855
   Buildings and improvements...............................                23,241,031          27,175,885
                                                                        --------------       -------------
                                                                            27,437,308          32,563,740
   Less:  Accumulated depreciation and amortization.........                (8,806,732)         (8,674,792)
                                                                        --------------       -------------
                                                                            18,630,576          23,888,948

Assets held for sale........................................                 4,549,881                   -

Mortgage loan investments - affiliates......................                 6,956,487           4,692,760

Cash and cash equivalents...................................                 2,440,084           3,022,851
Cash segregated for security deposits and
   repurchase of limited partnership units..................                   442,193             427,123
Accounts receivable.........................................                   426,825             297,942
Accrued interest receivable.................................                    64,991              43,200
Deferred borrowing costs, net of accumulated
   amortization of $195,059 and $146,294 at
   December 31, 1997 and 1996, respectively.................                         -              48,765
Prepaid expenses and other assets...........................                   170,077             219,681
                                                                        --------------       -------------
                                                                       $    33,681,114      $   32,641,270
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement..................................           $     3,437,648      $    1,101,619
Accounts payable and accrued expenses.......................                   107,549              77,635
Payable to limited partners.................................                   332,928             332,928
Payable to affiliates.......................................                   542,045             370,837
Security deposits and deferred rental revenue...............                   261,767             214,829
                                                                        --------------       -------------
                                                                             4,681,937           2,097,848
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,199,901 and 5,236,893 limited partner-
     ship units outstanding at December 31, 1997 and 1996,
     respectively...........................................                29,076,126          30,648,258
   General Partner..........................................                   (76,949)           (104,836)
                                                                        --------------       -------------
                                                                            28,999,177          30,543,422
                                                                        --------------       -------------
                                                                       $    33,681,114      $   32,641,270
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    8,366,664     $    7,943,383    $     7,517,404
   Interest income on mortgage loan
     investment............................                     -             32,444            149,334
   Interest income on mortgage loan
     investments - affiliates..............               766,211            236,221            291,324
   Other interest income...................               150,357            299,982            359,755
   Property tax refund.....................                     -                  -             30,515
   Gain on legal settlement................                     -                  -          1,302,324
   Gain on extinguishment of mortgage
     loan investment.......................                     -             52,841                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             9,283,232          8,564,871          9,650,656
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               269,289            122,307            385,214
   Depreciation and amortization...........             1,432,871          1,628,699          1,507,747
   Property taxes..........................               978,083            803,600            751,848
   Personnel costs.........................               719,441            667,758            627,809
   Repairs and maintenance.................               594,984            590,986            579,543
   Property management fees -
     affiliates............................               462,289            435,159            426,203
   Utilities...............................               459,243            455,718            444,526
   Other property operating expenses.......               590,887            581,026            597,611
   General and administrative..............               107,560            141,310             56,416
   General and administrative -
     affiliates............................               879,932            892,894          1,005,629
                                                    -------------      -------------     --------------
     Total expenses........................             6,494,579          6,319,457          6,382,546
                                                    -------------      -------------     --------------

Net income before extraordinary item.......             2,788,653          2,245,414          3,268,110
Extraordinary item.........................                     -                  -           (252,402)
                                                   --------------      -------------     --------------

Net income.................................       $     2,788,653     $    2,245,414    $     3,015,708
                                                   ==============      =============     ==============

Net income allocable to limited
   partners................................       $     2,760,766     $    2,222,960    $     2,985,551
Net income allocable to General
   Partner.................................                27,887             22,454             30,157
                                                   --------------      -------------     --------------
Net income.................................       $     2,788,653     $    2,245,414    $     3,015,708
                                                   ==============      =============     ==============

Net income per weighted average hundred
   limited partnership units:
   Net income before extraordinary item....       $         52.72     $        42.15    $        60.93
   Extraordinary item......................                     -                  -             (4.71)
                                                   --------------      -------------     -------------
Net income.................................       $         52.72     $        42.15    $        56.22
                                                   ==============      =============     =============

Distributions per weighted average
   hundred limited partnership units.......       $         76.38     $       113.77    $            -
                                                   ==============      =============     =============

                 See accompanying notes to financialstatements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                      Total
                                                     General                    Limited               Partners'
                                                     Partner                    Partners              Equity
                                                 ----------------           -----------------     ----------------
Balance at December 31, 1994..............       $      (157,447)           $     32,105,597      $     31,948,150

Repurchase of 36,992 limited
   partnership units......................                     -                    (332,928)             (332,928)

Net income................................                30,157                   2,985,551             3,015,708
                                                  --------------             ---------------       ---------------

Balance at December 31, 1995..............              (127,290)                 34,758,220            34,630,930

Repurchase of 36,992 limited
   partnership units......................                     -                    (332,928)             (332,928)

Net income................................                22,454                   2,222,960             2,245,414

Distributions to limited partners.........                     -                  (5,999,994)           (5,999,994)
                                                  --------------             ---------------       ---------------

Balance at December 31, 1996..............              (104,836)                 30,648,258            30,543,422

Repurchase of 36,992 limited
   partnership units......................                     -                    (332,928)             (332,928)

Net income................................                27,887                   2,760,766             2,788,653

Distributions to limited partners.........                     -                  (3,999,970)           (3,999,970)
                                                  --------------           -----------------      ----------------

Balance at December 31, 1997..............       $       (76,949)         $       29,076,126     $      28,999,177
                                                  ==============           =================      ================


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                              For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                         1997               1996               1995
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    8,203,733     $    7,881,796    $     7,754,299
   Cash paid to suppliers..................            (2,308,949)        (2,278,401)        (2,107,840)
   Cash paid to affiliates.................            (1,171,013)        (1,210,260)        (1,405,977)
   Interest received.......................               150,357            344,947            336,925
   Interest received from affiliates.......               744,420            215,064            316,719
   Interest paid...........................              (230,527)           (14,774)          (317,537)
   Property taxes paid.....................              (978,083)          (803,600)          (751,848)
   Property tax refund.....................                     -                  -             30,515
   Cash received from legal settlement.....                     -                  -          1,302,324
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             4,409,938          4,134,772          5,157,580
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments
     and assets held for sale..............              (724,380)          (540,072)          (563,333)
   Proceeds from collection of mortgage
     loan investments......................                     -          1,404,026            282,420
   Mortgage loan investments -
     affiliates............................            (2,336,029)        (3,409,396)                 -
   Proceeds from collection of mortgage
     loan investments - affiliates.........                72,302            952,538            972,000
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................            (2,988,107)        (1,592,904)           691,087
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Net increase in cash segregated
     for repurchase of limited
     partnership units.....................                (7,729)            (6,371)            (5,215)
   Deferred borrowing costs paid...........                     -                  -           (195,059)
   Proceeds from revolving credit
     agreement.............................             2,336,029          1,101,619                  -
   Principal payments on mortgage
     note payable..........................                     -                  -         (6,726,266)
   Mortgage prepayment penalty paid........                     -                  -            (66,949)
   Repurchase of limited partnership
     units.................................              (332,928)          (332,928)          (332,931)
   Distributions to limited partners.......            (3,999,970)        (5,999,994)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (2,004,598)        (5,237,674)        (7,326,420)
                                                    -------------      -------------     --------------

Net decrease in cash and
   cash equivalents........................              (582,767)        (2,695,806)        (1,477,753)

Cash and cash equivalents at
   beginning of year.......................             3,022,851          5,718,657          7,196,410
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    2,440,084     $    3,022,851    $     5,718,657
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                         1997               1996               1995
                                                   --------------     --------------    ---------------
Net income.................................        $    2,788,653     $    2,245,414    $     3,015,708
                                                    -------------      -------------     --------------

Adjustments to reconcile net income to
   net cash  provided  by  operating
   activities:
   Depreciation and amortization...........             1,432,871          1,628,699          1,507,747
   Amortization of deferred borrowing
     costs.................................                48,765             97,530             67,677
   Allowance for impairment of
     mortgage loan investment..............                     -                  -           (172,164)
   Gain on extinguishment of mortgage
     loan investment.......................                     -            (52,841)                 -
   Extraordinary item......................                                        -            252,402
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                (7,341)           (13,187)             1,962
     Accounts receivable...................              (128,883)             1,893            225,452
     Accrued interest receivable...........               (21,791)            (8,636)            25,395
     Prepaid expenses and other
       assets..............................                49,604             98,482            202,024
     Accounts payable and accrued
       expenses............................                29,914              9,164             (3,960)
     Payable to affiliates.................               171,208            117,793             25,855
     Security deposits and deferred
       rental revenue......................                46,938             10,461              9,482
                                                    -------------      -------------     --------------

         Total adjustments.................             1,621,285          1,889,358          2,141,872
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    4,409,938     $    4,134,772    $     5,157,580
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

Under the original partnership agreement, the Partnership's primary business was to make short-term nonrecourse mortgage or deed of trust loans to affiliates of the Original General Partner and to partnerships or real estate investment trusts sponsored by affiliates of the Original General Partner formed for the purpose of acquiring revenue-producing real properties. Due to borrower defaults and foreclosures on the properties securing all but one of these mortgages, the Partnership's business also includes ownership and operation of real estate.

In 1992, the Partnership used a portion of proceeds from a mortgage note payable to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The mortgage note payable was repaid by the Partnership in 1995, and a $5 million revolving credit agreement was obtained that is being used to fund additional loans made to affiliates of the General Partner. See Note 7 - "Revolving Credit Agreement." The loans made to affiliates are secured by revenue-producing real estate and are either junior or senior to other indebtedness as more fully described in Note 6 - "Mortgage Loan Investments - Affiliates."

The Partnership is engaged in the ownership, operation and management of commercial real estate and the servicing of mortgage loan investments secured by real estate. At December 31, 1997, the Partnership had four mortgage loan investments to affiliates of the General Partner as described in Note 6 - "Mortgage Loan Investments Affiliates" and owned ten revenue-producing properties as described in Note 4 - "Real Estate Investments."

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceases at the time they are placed on the market for sale.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the revolving credit agreement. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

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

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income and net loss of the Partnership to be allocated 99% to the limited partners and 1% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996, and 1995 have been made in accordance with these provisions.

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

The Partnership distributed $3,999,970 and $5,999,994 of cash from operations in 1997 and 1996, respectively. No distributions were paid to the partners in 1995. No distributions were paid to the General Partner in 1997, 1996 or 1995.

During the last week of March 1998, the Partnership plans to distribute approximately $2,250,000 to the limited partners of record as of March 1, 1998.

Net Income Per Hundred Limited Partnership Units
------------------------------------------------

Net income per one hundred Units is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding expressed in hundreds. Per unit information has been computed based on 52,369, 52,739 and 53,109 (in hundreds) Units outstanding in 1997, 1996 and 1995, respectively.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                            For the Years Ended December 31,
                                        ----------------------------------------
                                           1997           1996           1995
                                        -----------   -----------    -----------

Property management fees...........     $   462,289   $   435,159    $   426,203
Charged to general and
   administrative - affiliates:
   Partnership administration......         270,653       314,832        432,998
   Asset management fee............         609,279       578,062        572,631
                                         ----------    ----------     ----------
                                        $ 1,342,221   $ 1,328,053    $ 1,431,832
                                         ==========    ==========     ==========

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the limited partners received distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative, were accrued in the years earned and are to be paid when conditions were met. Conditions for payment have not yet been met and, at December 31, 1997 and 1996, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions. See Note 6 - "Mortgage Loan Investments - Affiliates" for a discussion of these transactions.

Payable to affiliates at December 31, 1997 and 1996  consisted  primarily of the performance incentive fee of $141,647 accrued in prior years, property management fees, Partnership general and administrative expenses, asset management fees and prepaid interest as further discussed in Note 6 - "Mortgage Loan Investments - Affiliates." Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $12,759,576 in 1997, $12,040,518 in 1996 and $11,258,459 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1997                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------
AAA Sentry
   N. Lauderdale, FL           $       70,337      $      612,992     $      (211,565)    $       471,764
Forest Hill
   W. Palm Beach, FL                  510,780           1,995,632            (598,301)          1,908,111
Fountainbleau
   Miami, FL                          287,114           1,237,674            (351,439)          1,173,349
Kendall Sunset
   Miami, FL                          672,756           3,915,577          (1,144,141)          3,444,192
Margate
   Margate, FL                        233,575           1,354,964            (411,706)          1,176,833
Military Trail
   W. Palm Beach, FL                  571,715           1,869,813            (560,022)          1,881,506
One Corporate Center I
   Edina, MN                          925,000           5,975,937          (2,563,037)          4,337,900
One Corporate Center III
   Edina, MN                          925,000           6,278,442          (2,966,521)          4,236,921
                                -------------       -------------       --------------      -------------
                               $    4,196,277      $   23,241,031      $   (8,806,732)     $   18,630,576
                                =============       =============       =============       =============

                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1996                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------
AAA Century Airport (a)        $      361,535      $    2,145,958      $     (543,658)     $    1,963,835
AAA Sentry                             70,337             558,674            (162,724)            466,287
Burbank (b)                           830,043           2,505,647            (639,212)          2,696,478
Forest Hill                           510,780           1,987,092            (509,267)          1,988,605
Fountainbleau                         287,114           1,232,975            (288,860)          1,231,229
Kendall Sunset                        672,756           3,905,730            (979,692)          3,598,794
Margate                               233,575           1,340,085            (341,757)          1,231,903
Military Trail                        571,715           1,833,280            (470,276)          1,934,719
One Corporate Center I                925,000           5,621,079          (2,199,151)          4,346,928
One Corporate Center III              925,000           6,045,365          (2,540,195)          4,430,170
                                -------------       -------------       --------------      -------------
                               $    5,387,855      $   27,175,885      $   (8,674,792)     $   23,888,948
                                =============       =============       =============       =============


(a) On August 1, 1997, the General Partner placed AAA Century Airport Self-Storage, located in Inglewood, California, on the market for sale. Accordingly, the property was classified as such at December 31, 1997 with a net book value of $1,908,947.

(b) On August 1, 1997, the General Partner placed Burbank Mini-Storage, located in Burbank, California, on the market for sale. Accordingly, the property was classified as such at December 31, 1997 with a net book value of $2,640,934.

The results of operations for the assets held for sale at December 31, 1997 were $836,166, $724,265 and $702,833 for the years ended December 31, 1997, 1996 and 1995, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its office buildings under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1997 are as follows:

            1998....................................        $ 2,620,623
            1999....................................          1,818,405
            2000....................................          1,540,167
            2001....................................          1,110,987
            2002....................................            754,779
            Thereafter..............................            120,710
                                                             ----------
              Total                                         $ 7,965,671
                                                             ==========

Future minimum rents do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $265,764, $132,563 and $130,560 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in rental revenue on the Statements of Operations.

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

In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), the measure of impairment for a loan restructured in a troubled debt restructuring is based on the present value of expected future cash flows discounted at the original contractual rate. Accordingly, upon the April 1994 modification, the Partnership measured the impairment of the mortgage loan investment and determined that an allowance for impairment was still required. The allowance for impairment was written off in March 1996, when the first lien loan was paid in full. For the year ended December 31, 1995, the allowance for impairment decreased by $172,164 due to the passage of time (the allowance was measured based on discounted cash flows).

Subsequent to the April 1994 modification, interest income was recorded at an interest rate that equated the expected future cash flows to the mortgage loan investment balance. The expected cash flows changed slightly from year to year. Additionally, any changes in the allowance for impairment that resulted from changes in the discount rate or passage of time were also recorded as interest income. This accounting treatment resulted in the recognition of $32,444 and $149,334 of interest income for the years ended December 31, 1996 and 1995, respectively. The effective interest rate of this interest income was 10.8% and 10.4% for 1996 and 1995, respectively. Interest income of $32,444 and $154,909 would have been recognized under the terms of the modification agreement for the years ended December 31, 1996 and 1995, respectively, if the Partnership had not adopted SFAS 114.

NOTE 6 - MORTGAGE LOAN INVESTMENTS - AFFILIATES
-----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make nonrecourse mortgage loans to affiliates of the General Partner so long as such loans meet certain conditions, including that such loans bear interest at a rate equal to the prime lending rate of Bank of America plus 2.5%, or plus 3.5% if the loan is junior to other indebtedness. These loans are secured by revenue-producing real estate and may be either junior or senior to other indebtedness secured by such property. At December 31, 1997, the Partnership had outstanding mortgage loan investments to affiliates of $6,956,487, all of which were first priority loans. For the year ended December 31, 1997, the Partnership recognized $766,211 of interest income related to these loans. The following sets forth the Partnership's mortgage loan investments to affiliates of the General Partner at December 31, 1997 and 1996. Loans were funded by the proceeds from the mortgage note payable entered into in October 1992, the line of credit obtained in June 1995 (see Note 7 - "Revolving Credit Agreement") or other available funds. Interest only payments are due monthly. The monthly payment varies according to the prime lending rate.

                                   Mortgage      Annual
                                   Lien          Interest                                   December 31,
Property                           Position      Rate % (a)       Maturity             1997             1996
--------                           ---------     ----------       -----------       -------------  -----------
McNeil Pension Investment
   Fund, Ltd.:
   Brice Road Office
     Building                      First           11.00             05/98       $      411,062    $   483,364
   Verre Center Office
     Building                      First           11.00             11/99              820,426        820,426
McNeil Real Estate Fund X,
   Ltd.:
   La Plaza Business Center        First           11.00             02/00            3,136,029              -
   Lakeview Plaza Shopping
     Center                        Second          12.00             08/97                    -        800,000
McNeil Real Estate Fund
   XI, Ltd.:
   The Village Apartments          First           11.00             11/99            2,588,970      2,588,970
                                                                                  -------------     ----------
                                                                                 $    6,956,487    $ 4,692,760
                                                                                  =============     ==========

(a) The loans bear interest at the prime lending rate of Bank of America plus 2.5% for senior priority loans and prime plus 3.5% for junior priority loans. The prime lending rate was 8.5% at December 31, 1997 and 8.25% at December 31, 1996.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment, $72,302 of which was repaid in 1997. This loan is secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. Interest on the loan is payable monthly. Principal is payable in May 1998. Management intends to renegotiate the note if it is not repaid at maturity.

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

On February 28, 1997, the Partnership loaned $2,336,029 to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). On August 1, 1997, the mortgage note was amended and the principal balance was increased by $800,000, for total borrowings from the Partnership of $3,136,029. Fund X used the $800,000 additional proceeds to repay the $800,000 mortgage loan investment secured by Lakeview Plaza Shopping Center, as discussed below. This loan is secured by a first lien on La Plaza Business Center located in Las Vegas, Nevada. Interest on the loan is payable monthly, with principal payable in February 2000.

On August 15, 1994, the Partnership loaned $800,000 to Fund X at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). This loan was secured by a second lien on Lakeview Plaza Shopping Center located in Lexington, Kentucky. Interest on the loan was payable monthly, with principal originally due and payable in August 1997. On August 1, 1997, Fund X repaid the loan with proceeds received from a new loan from the Partnership secured by La Plaza Business Center, as discussed above.

On October 25, 1996, the Partnership loaned $2,588,970 to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). This loan is secured by a first lien on The Village Apartments located in Gresham, Oregon. Interest on the loan is payable monthly. Principal is payable in November 1999.

On March 1, 1993, the Partnership loaned $952,538 to McNeil Real Estate Fund XXVI, L.P. ("Fund XXVI") at an interest rate of prime plus 2.5%. This loan was secured by a first lien on Continental Plaza Office Building located in Scottsdale, Arizona. Interest on the loan was payable monthly, with principal payable on the third anniversary date of issuance. The loan was paid in full in January 1996.

In order to induce the Partnership to lend funds to the foregoing affiliates of the General Partner, the General Partner entered into agreements with the
Partnership  whereby  the  General  Partner  agreed to pay:  (i) the  difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime plus 2.5% or prime plus 3.5%) and the interest rate actually paid by Fund X, Fund XI and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. At December 31, 1997, 1996 and 1995, the General Partner had paid $113,432, $78,391 and $27,250, respectively, representing the aggregate amount of interest which would be owed for one year pursuant to this arrangement. In addition, the General Partner paid $139,236, $83,510 and $27,193 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1997, 1996 and 1995, respectively. All other requirements for affiliated loans, as specified in the Partnership's Amended Partnership
Agreement, were met at December 31, 1997, 1996 and 1995, in connection with these loans.

A summary of activity for the mortgage loan investments - affiliates is as follows:

                                              For the Years Ended December 31,
                                        ----------------------------------------
                                           1997          1996          1995
                                        ------------  ------------  ------------

Balance at beginning of year.........   $ 4,692,760   $ 2,235,902   $ 3,207,902
Mortgage loans funded................     2,336,029     3,409,396             -
Mortgage loans repaid................       (72,302)     (952,538)     (972,000)
                                         ----------    ----------    ----------
Balance at end of year...............   $ 6,956,487   $ 4,692,760   $ 2,235,902
                                         ==========    ==========    ==========


Based on the lending rates prescribed by the Amended  Partnership  Agreement for
each    applicable    affiliate,    the   fair    value   of    mortgage    loan
investments-affiliates approximated book value at December 31, 1997 and 1996.

The cost of the mortgage loan investments for Federal income tax purposes is the same as the carrying amount for financial statement purposes.

NOTE 7 - REVOLVING CREDIT AGREEMENT
-----------------------------------

The following sets forth the revolving credit agreement of the Partnership at December 31, 1997 and 1996. The revolving credit agreement is secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/              December 31,
Property                 Position         Rate %          Maturity            1997          1996
--------                 ------------     ------       ----------------    -----------  ------------
Kendall Sunset,
One Corporate
Center I and
One Corporate
Center III               First            7.9375 (a)       (a)   7/99      $ 3,437,648   $ 1,101,619
                                                                            ==========    ==========

(a) The interest rate and monthly payment vary based on the London Interbank Offered Rate plus 2%. The rate listed above represents the rate in effect as of December 31, 1997.

A $5 million revolving credit agreement was secured by the Partnership in June 1995. The Partnership had borrowed $3,437,648 and $1,101,619 under the revolving credit agreement at December 31, 1997 and 1996, respectively. Any borrowings under the revolving credit agreement bear interest at prime plus one half of one percent or a LIBOR-based rate, if so elected by the Partnership. The Partnership is required to pay a commitment fee equal to one quarter of one percent per annum on any unused portion of the line of credit. Total commitment fees paid during 1997, 1996 and 1995 were $3,887, $12,708 and $3,542, respectively. In
1995, the Partnership incurred loan costs of $195,059 related to the line of credit. The line of credit, which originally expired in July 1997, was extended during 1997 to mature in July 1999 and is secured by One Corporate Center I and III office buildings and Kendall Sunset Mini-Storage. The line of credit contains financial covenants that require the Partnership to maintain an Interest Expense Coverage Ratio of 3:1, as defined, among other restrictions. The Partnership was in compliance with all financial covenants associated with the revolving credit agreement as of December 31, 1997 and 1996.

In February 1997, $2,336,029 was borrowed by the Partnership under the revolving credit agreement and loaned to an affiliate of the General Partner (see Note 6 - "Mortgage Loan Investments - Affiliates").

Based on borrowing rates currently available to the Partnership for long-term debt with similar terms and average maturities, the fair value of the revolving credit agreement borrowings approximated book value at December 31, 1997 and 1996.

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

In May 1995, the Partnership paid down its mortgage note payable by $4,628,250. In connection with obtaining the revolving credit agreement discussed above, the Partnership paid off the remaining $2,019,844 balance of its mortgage note payable. In connection with the repayments, the Partnership paid prepayment penalties of $66,949 and wrote off $185,453 of deferred borrowing costs, resulting in an extraordinary loss of $252,402 in 1995.

NOTE 8 - REPURCHASE OF LIMITED PARTNERSHIP UNITS
------------------------------------------------

Under the provisions of both the original partnership agreement and the Amended Partnership Agreement, the Partnership is required to repurchase Units in amounts totaling up to 0.6% of gross proceeds per year. The repurchase amount is equal to the lesser of 90% of adjusted invested capital, or $9 per Unit. Repurchase is based on written requests from limited partners submitted between October 1 and October 20 of each year. The requirement was first effective in 1989. In January 1998, 1997 and 1996, $332,928 was used to repurchase 36,992
Units for requests submitted in 1997, 1996 and 1995, respectively.

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

NOTE 10 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

3) Helen Pasco v. McNeil Real Estate Fund XXVII, L.P., Southmark Prime Plus Corp., et al. and Does 1-50 Inclusive. This complaint alleges that several limited partnerships and funds, including the Partnership, along with McMachen, Prudential Securities, Inc. and other unidentified defendants, transmitted false and misleading information to the plaintiff which was used to entice the plaintiff into investing her money with the defendants. The complaint also alleges that the defendants misrepresented speculative, illiquid limited partnerships as safe, revenue-producing investments suitable for safety-conscious and conservative investors. Although the Partnership is included as a defendant, the plaintiff's allegations do not specify in what way the Partnership was involved in improper conduct. The complaint does not state, other than by broad allegations, that the Partnership acted in an improper manner with regard to the operation or management of the limited partnership. An answer was filed on behalf of the Partnership in February 1994. Although plaintiff's counsel stated plaintiff was going to amend the complaint, no such amended complaint was ever served on the Partnership and it presumes that plaintiff either deleted the Partnership as a defendant or abandoned the action. Accordingly, the Partnership has taken no further action on this claim and it appears to have been abandoned.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                       Costs
                                                       Initial Cost               Cumulative        Capitalized
                               Related                          Buildings and     Write-down for     Subsequent
Description                Encumbrances (a)        Land         Improvements      Impairment (b)   To Acquisition
-----------               ----------------  ---------------   ---------------   ----------------   --------------

MINI-STORAGE WAREHOUSES:
AAA Sentry
   N. Lauderdale, FL      $             -   $        69,890   $       380,110   $          -    $    233,329

Forest Hill
   West Palm Beach, FL                  -           507,422         1,862,578              -         136,412

Fountainbleau
   Miami, FL                            -           285,854           864,146              -         374,788

Kendall Sunset
   Miami, FL                    1,298,667           672,000         3,808,000              -         108,333

Margate
   Margate, FL                          -           233,101         1,156,899              -         198,539

Military Trail
   West Palm Beach, FL                  -           568,405         1,681,595              -         191,528

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                    1,025,838           925,000         5,250,000     (1,300,000)      2,025,937

One Corporate Center III
   Edina, MN                    1,113,143           925,000         5,255,000     (1,300,000)      2,323,442
                           --------------    --------------    --------------     ----------   -------------
                          $     3,437,648   $     4,186,672   $    20,258,328    $(2,600,000) $    5,592,308
                           ==============    ==============    ==============     ==========   =============

Assets Held For Sale (d):

AAA Century Airport
   Inglewood, CA          $             -

Burbank
   Burbank, CA                          -
                           --------------
                          $             -
                           ==============

(a) The Partnership's $3,437,648 debt at December 31, 1997 is secured by three separate properties. For purposes of Schedule III, the revolving credit agreement has been allocated among the properties based on their estimated relative market values.

(b) The carrying value of One Corporate Center I and III Office Buildings were each reduced by $1,300,000 in 1991.

(d) Assets held for sale are stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (c)      and Amortization
-----------                  ---------------    ---------------  -----------------   -----------------

MINI-STORAGE WAREHOUSES:
AAA Sentry
   N. Lauderdale, FL         $        70,337    $       612,992  $         683,329    $     (211,565)

Forest Hill
   West Palm Beach, FL               510,780          1,995,632          2,506,412          (598,301)

Fountainbleau
   Miami, FL                         287,114          1,237,674          1,524,788          (351,439)

Kendall Sunset
   Miami, FL                         672,756          3,915,577          4,588,333        (1,144,141)

Margate
   Margate, FL                       233,575          1,354,964          1,588,539          (411,706)

Military Trial
   West Palm Beach, FL               571,715          1,869,813          2,441,528          (560,022)

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                         925,000          5,975,937          6,900,937        (2,563,037)

One Corporate Center III
   Edina, MN                         925,000          6,278,442          7,203,442        (2,966,521)
                              --------------     --------------   ----------------     -------------
                             $     4,196,277    $    23,241,031  $      27,437,308    $   (8,806,732)
                              ==============     ==============   ================     =============

Assets Held For Sale (d):

AAA Century Airport
   Inglewood, CA                                                 $       1,908,947

Burbank
   Burbank, CA                                                           2,640,934
                                                                  ----------------
                                                                 $       4,549,881
                                                                  ================

 (c) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $35,739,964 and accumulated depreciation was $6,882,639 at December 31, 1997.

(d) Assets held for sale are stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              Lives (Years)
-----------                   ------------                --------              -------------

MINI-STORAGE WAREHOUSES:

AAA Sentry
   N. Lauderdale, FL            1987                        10/90                   5-25

Forest Hill
   West Palm Beach, FL          1985                        08/90                   5-25

Fountainbleau
   Miami, FL                    1987                        11/90                   5-25

Kendall Sunset
   Miami FL                     1986                        10/90                   5-25

Margate
   Margate, FL                  1985                        10/90                   5-25

Military Trial
   West Palm Beach, FL          1986                        08/90                   5-25

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                    1979                        12/89                   5-25

One Corporate Center III
   Edina, MN                    1980                        12/89                   5-25


Assets Held For Sale (d):

AAA Century Airport
   Inglewood, CA                1987                        09/90

Burbank
   Burbank, CA                  1987                        09/90


(d) Assets held for sale are stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------

Real estate investments:
Balance at beginning of year...............        $   32,563,740     $   32,023,668    $    31,460,335

Improvements...............................               720,137            540,072            563,333

Reclassification to assets held for sale...            (5,846,569)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   27,437,308     $   32,563,740    $    32,023,668
                                                    =============      =============     ==============


Accumulated depreciation and amortization:

Balance at beginning of year...............        $    8,674,792     $    7,046,093    $     5,538,346

Depreciation and amortization..............             1,432,871          1,628,699          1,507,747

Reclassification to assets held for sale...            (1,300,931)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    8,806,732     $    8,674,792    $     7,046,093
                                                    =============      =============     ==============


Assets Held For Sale:

Balance at beginning of year...............        $            -     $            -    $             -

Reclassification to assets held for sale...             4,545,638                  -                  -

Improvements...............................                 4,243                  -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    4,549,881     $            -    $             -
                                                    =============      =============     ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              77       Mr. McNeil is also Chairman of the Board
Chairman of the                         and   Director  of  McNeil  Real  Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor.  Mr. McNeil has been a
                                        member  of the  international  board  of
                                        directors of the Salk  Institute,  which
                                        promotes  research  in  improvements  in
                                        health care.

Carole J. McNeil               54       Mrs.  McNeil     is   Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate agent and analyst with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs.   McNeil   established  the  Escrow
                                        Training  Company,   California's  first
                                        accredited  commercial  training program
                                        for title  company  escrow  officers and
                                        real  estate  agents   needing   college
                                        credits   to   qualify   for   brokerage
                                        licenses.  She  began in real  estate as
                                        Manager and Marketing  Director of Title
                                        Insurance and Trust in Marin County, CA.
                                        Mrs. McNeil serves on the  international
                                        board   of   directors   of   the   Salk
                                        Institute.


                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
-----------------              ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

     (B) Security ownership of management.

           The General Partner and the officers and directors of its general partner, collectively own 670,634 limited partnership units, which represents approximately 12.9% of the outstanding limited partnership units at January 31, 1998.

     (C)   Change in control.

           None


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership paid or accrued $609,279 of such asset management fees.

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the Unit holders receive distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative and were accrued in the years earned and are to be paid when conditions are met. Conditions for payment have not yet been met and, at December 31, 1997, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

The Partnership pays property management fees equal to 5% of the gross rental receipts of mini-storage properties (6% for commercial) to McREMI, an affiliate of the General Partner, for providing property management services.
Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $732,942 of such property management fees and reimbursements. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of either prime of Bank of America plus 2.5% or prime plus 3.5%, depending on whether the security for such loans is first priority or junior priority.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment, $72,302 of which was repaid in 1997. This loan is secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. Interest on the loan is payable monthly. Principal is payable in May 1998.

On February 28,1997, the Partnership loaned $2,336,029 to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). On August 1, 1997, the mortgage note was amended and the principal balance was increased by $800,000, for total borrowings from the Partnership of $3,136,029. Fund X used the $800,000 additional proceeds to repay an $800,000 mortgage loan investment secured by Lakeview Plaza Shopping Center. This loan is secured by a first lien on La Plaza Business Center located in Las Vegas, Nevada. Interest on the loan is payable monthly, with principal payable in February 2000.

On October 25, 1996, the Partnership loaned $2,588,970 to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). This loan is secured by a first lien on The Village Apartments located in Gresham, Oregon. Interest on the loan is payable monthly. Principal is payable in November 1999.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime of Bank of America plus 2.5% or 3.5%) and the interest rate actually paid by Fund X, Fund XI and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. In 1997, the General Partner paid $139,236 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1997. In connection with these loans, all other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

      10.1                        Assignment  of  Partnership    Advances  dated
                                  March 13, 1991  between  Prime Plus Corp.  and
                                  McNeil   Partners,   L.P.   (incorporated   by
                                  reference   to  the   Annual   Report  of  the
                                  registrant  on Form 10-K for the period  ended
                                  December  31,  1990,  as filed  on  March  29,
                                  1991.)

      10.3                        Promissory   Note   dated  November  25,  1996
                                  between  McNeil Real  Estate Fund XXVII,  L.P.
                                  and Village Fund XI Associates Limited. (1)

      10.4                        Promissory   Note  dated   November  25,  1996
                                  between  McNeil Real  Estate Fund XXVII,  L.P.
                                  and McNeil Pension Investment Fund, Ltd. (1)

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

      10.7                        Promissory   Note   dated   October 23,  1992,
                                  between  Community  Bank, N.A. and McNeil Real
                                  Estate Fund XXVII, L.P. (2)

      Exhibit
      Number                      Description
      -------                     -----------

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
                                  Bank,  National  Association  and McNeil  Real
                                  Estate Fund XXVII, L.P. (3)

      10.12                       First  Amendment  to  Revolving   Credit  Loan
                                  Agreement  dated June 21,  1997,  between  PNC
                                  Bank,  National  Association  and McNeil  Real
                                  Estate Fund XXVII, L.P.

      10.13                       First Amendment to  Consolidated,  Amended and
                                  Restated  Revolving Credit Note dated June 21,
                                  1997, between PNC Bank, National Association and McNeil Real Estate Fund XXVII, L.P.

      11.                         Statement  regarding computation of net income
                                  per hundred   limited  partnership  units (see
                                  Item 8 - Note  1 -  "Organization  and Summary
                                  of Significant Accounting Policies").


                  (1)             Incorporated   by  reference  to   the  Annual
                                  Report of the registrant on Form  10-K for the
                                  period ended  December 31, 1996,  as  filed on
                                  March 28, 1997.

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


(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1997.

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



March 31, 1998                       By: /s/  Robert A. McNeil
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



March 31, 1998                       By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                            Investors, Inc.
                                          (Principal Financial Officer)



March 31, 1998                       By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                      Carol A. Fahs
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)