Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1998-05-14
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended         March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1998                 1997
                                                                       ---------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     4,196,277      $    4,196,277
   Buildings and improvements...............................                23,668,002          23,241,031
                                                                        --------------       -------------
                                                                            27,864,279          27,437,308
   Less:  Accumulated depreciation and amortization.........                (9,138,940)         (8,806,732)
                                                                        --------------       -------------
                                                                            18,725,339          18,630,576

Assets held for sale........................................                 4,549,881           4,549,881

Mortgage loan investments - affiliates......................                 7,031,487           6,956,487
Cash and cash equivalents ..................................                 1,224,363           2,440,084
Cash segregated for security deposits and repurchase
   of limited partnership units.............................                   110,746             442,193
Accounts receivable.........................................                   315,194             426,825
Accrued interest receivable.................................                    65,691              64,991
Prepaid expenses and other assets...........................                   152,433             170,077
                                                                        --------------       -------------
                                                                       $    32,175,134      $   33,681,114
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement                                             $     3,437,648      $    3,437,648
Accounts payable and accrued expenses.......................                    43,731             107,549
Accrued property taxes......................................                   283,836                   -
Payable to limited partners.................................                         -             332,928
Payable to affiliates.......................................                   768,005             542,045
Security deposits and deferred rental revenue...............                   264,526             261,767
                                                                        --------------       -------------
                                                                             4,797,746           4,681,937
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,199,901 limited partnership units out-
     standing at March 31, 1998 and December 31, 1997.......                27,448,084          29,076,126
   General Partner..........................................                   (70,696)            (76,949)
                                                                        --------------       -------------
                                                                            27,377,388          28,999,177
                                                                        --------------       -------------
                                                                       $    32,175,134      $   33,681,114
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                1998               1997
                                                                           --------------     --------------
   Revenue:
   Rental revenue ............................................             $    2,203,177     $    2,089,145
   Interest income on mortgage loan investments -
     affiliates................................................                   190,288            183,323
   Other interest income.......................................                    39,088             38,434
                                                                            -------------      -------------
     Total revenue.............................................                 2,432,553          2,310,902
                                                                            -------------      -------------

Expenses:
   Interest....................................................                    96,035             60,997
   Depreciation and amortization...............................                   332,208            372,486
   Property taxes..............................................                   283,836            249,246
   Personnel costs.............................................                   224,698            195,033
   Utilities...................................................                   106,402            116,799
   Repairs and maintenance.....................................                   138,995            182,145
   Property management fees - affiliates.......................                   121,495            113,922
   Other property operating expenses...........................                   147,812            167,808
   General and administrative..................................                   128,428             21,737
   General and administrative - affiliates.....................                   227,373            208,183
                                                                            -------------      -------------
     Total expenses............................................                 1,807,282          1,688,356
                                                                            -------------      -------------

Net income.....................................................            $      625,271     $      622,546
                                                                            =============      =============


Net income allocable to limited partners.......................            $      619,018     $      616,321
Net income allocable to General Partner........................                     6,253              6,225
                                                                            -------------      -------------
Net income.....................................................            $      625,271     $      622,546
                                                                            =============      =============


Net income per weighted average hundred limited
   partnership units...........................................            $        11.90     $        11.77
                                                                            =============      =============

Distributions per weighted average hundred limited
   partnership units...........................................            $        43.21     $        38.19
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                  Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners            Equity (Deficit)
                                                 ---------------         ----------------      ----------------
Balance at December 31, 1996..............       $     (104,836)         $     30,648,258      $    30,543,422

Net income................................                6,225                   616,321              622,546

Distributions to limited partners.........                    -                (1,999,970)          (1,999,970)
                                                  -------------           ----------------      ---------------

Balance at March 31, 1997.................       $      (98,611)         $     29,264,609      $    29,165,998
                                                  =============           ===============       ==============



Balance at December 31, 1997..............       $      (76,949)         $     29,076,126      $    28,999,177

Net income................................                6,253                   619,018              625,271

Distributions to limited partners.........                    -                (2,247,060)          (2,247,060)
                                                  -------------           ---------------       --------------

Balance at March 31, 1998.................       $      (70,696)         $     27,448,084      $    27,377,388
                                                  =============           ===============       ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                (Increase) Decrease in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------

                                                                        1998                     1997
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      2,304,967         $     2,070,397
   Cash paid to suppliers............................                     (780,244)               (693,497)
   Cash paid to affiliates...........................                     (122,908)               (288,934)
   Interest received.................................                       39,088                  38,434
   Interest received from affiliates.................                      189,588                 161,670
   Interest paid.....................................                      (96,035)                (24,513)
                                                                   ---------------          --------------
Net cash provided by operating activities............                    1,534,456               1,263,557
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (426,971)               (112,614)
   Mortgage loan investments - affiliates............                      (75,000)             (2,336,029)
                                                                   ---------------          --------------
Net cash used in investing activities................                     (501,971)             (2,448,643)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units.........                      331,782                 247,731
   Proceeds from revolving credit agreement..........                            -               2,336,029
   Repurchase of limited partnership units...........                     (332,928)               (332,928)
   Distributions to limited partners.................                   (2,247,060)             (1,999,970)
                                                                   ---------------          --------------
Net cash provided by (used in) financing
   activities........................................                   (2,248,206)                250,862
                                                                   ---------------          --------------

Net decrease in cash and cash equivalents............                   (1,215,721)               (934,224)

Cash and cash equivalents at beginning of
   period............................................                    2,440,084               3,022,851
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,224,363         $     2,088,627
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------

                                                                        1998                     1997
                                                                  ----------------         ---------------
Net income...........................................             $        625,271         $       622,546
                                                                   ---------------          --------------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization.....................                      332,208                 372,486
   Amortization of deferred borrowing costs..........                            -                  24,383
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                         (335)                   (395)
     Accounts receivable.............................                      111,631                 (23,733)
     Accrued interest receivable.....................                         (700)                (21,653)
     Prepaid expenses and other assets...............                       17,644                  20,049
     Accounts payable and accrued expenses...........                      (63,818)                (43,012)
     Accrued property taxes..........................                      283,836                 249,246
     Payable to affiliates...........................                      225,960                  33,171
     Security deposits and deferred rental
       revenue.......................................                        2,759                  30,469
                                                                   ---------------          --------------

       Total adjustments.............................                      909,185                 641,011
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,534,456         $     1,263,557
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                     1998              1997
                                                  ----------       -----------

Property management fees.....................     $  121,495       $   113,922
Charged to general and administrative -
   affiliates:
   Partnership administration................         69,177            63,254
   Asset management fee......................        158,196           144,929
                                                   ---------        ----------
                                                  $  348,868       $   322,105
                                                   =========        ==========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $75,000 during the first three months of 1998 and $2,336,029 during the first three months of 1997.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $190,288 and $183,323 for the three months ended March 31, 1998 and 1997, respectively, of which $25,948 and $22,401, respectively, was paid or payable by the General Partner.

Payable to affiliates at March 31, 1998 and December 31, 1997 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

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

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1996, $820,426 was borrowed by McPIF pursuant to this commitment and an additional $75,000 was borrowed in the first quarter of 1998. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

NOTE 5.
-------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported net income for the first three months of 1998 of $625,271, comparable to the $622,546 reported for the first three months of 1997. Revenues were $2,432,553 for the first three months of 1998, up from $2,310,902 for the same period in 1997. Expenses were $1,807,282 in 1998 as compared to $1,688,356 in 1997.

Net cash provided by operating activities was $1,534,456 for the three months ended March 31, 1998. The Partnership expended $426,971 for capital improvements, loaned $75,000 to an affiliate, paid $1,146 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $2,247,060 to the limited partners. Cash and cash equivalents totaled $1,224,363 at March 31, 1998, a net decrease of $1,215,721 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $121,651 for the three months ended March 31, 1998 as compared to the same period in the prior year, primarily due to an increase in rental revenue, as discussed below.

Rental revenue for the first three months of 1998 increased by $114,032 as compared to the same period in 1997. Rental revenue increased approximately $79,000 and $22,000 at One Corporate Center I and III office buildings, respectively, mainly due to increased rental rates.

Expenses:

Total expenses increased by $118,926 for the three months ended March 31, 1998 as compared to the same period in the prior year, as discussed below.

Interest expense for the three months ended March 31, 1998 increased by $35,038 in relation to the respective period in the prior year, due to a greater average amount of borrowings under the Partnership's line of credit agreement in 1998. The Partnership had borrowed $1,101,619 as of December 31, 1996. The Partnership borrowed an additional $2,336,029 at the end of February 1997, resulting in total borrowing under the line of credit agreement of $3,437,648 as of March 31, 1998 and 1997.

For the first quarter of 1998, depreciation and amortization expense decreased by $40,278 as compared to the first quarter of 1997. The decrease was due to AAA Century Airport and Burbank mini-storages being classified as assets held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the assets at the time they were placed on the market for sale.

Property taxes for the three months ended March 31, 1998 increased by $34,590 as compared to the same period in 1997. The increase was due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

Personnel costs increased by $29,665 for the first three months of 1998 in relation to the first three months of 1997. The increase was mainly due to an overall increase in office salaries at all the properties in 1998. In addition, there was an increase in bonuses paid to employees at One Corporate Center I and III office buildings for renewing tenant leases in 1998.

For the first three months of 1998, repairs and maintenance expense decreased by $43,150 as compared to the first three months of the prior year. The decrease was mainly due to lower snow removal expenses at One Corporate Center I and III office buildings in 1998 due to a milder winter in Minnesota, where the properties are located.

Other property operating expenses decreased by $19,996 for the quarter ended March 31, 1998 as compared to the same quarter in 1997. The decrease was due to a decline in bad debts at all of the properties in 1998.

General and administrative expenses increased by $106,691 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,534,456 of cash through operating activities in the first three months of 1998 as compared to $1,263,557 for the same period in 1997. Cash received from tenants increased in 1998 partially due to an increase in rental revenue, as discussed above. In addition, a tenant reimbursed One Corporate Center I approximately $98,000 in 1998 for tenant improvements completed on its behalf. There was also a decrease in cash paid to affiliates in 1998.

The Partnership expended $426,971 and $112,614 for capital improvements to its properties for the first three months of 1998 and 1997, respectively. A greater amount of tenant improvements were performed at One Corporate Center I and III office buildings in the first quarter of 1998. In addition, the roof at AAA Sentry Mini-Storage was replaced in 1998.

The Partnership loaned $75,000 to an affiliate of the General Partner in the first three months of 1998. In the first three months of 1997, the Partnership received $2,336,029 from its line of credit agreement, which it loaned to an affiliate of the General Partner.

The Partnership distributed $2,247,060 and $1,999,970 to the limited partners in the first three months of 1998 and 1997, respectively.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,224,363.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1998. The Partnership has budgeted approximately $1.2 million for necessary capital improvements for all properties in 1998 which is expected to be funded from available cash reserves or from operations of the properties.

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

         11. Statement regarding computation of Net Income (Loss) per Hundred Limited Partnership Units. Net income (loss) per one hundred limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding (expressed in hundreds). Per unit information has been computed based on 51,999 and 52,369 weighted average limited partnership units (in hundreds) outstanding in 1998 and 1997.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXVII, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner








May 14, 1998                        By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                           -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)