Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1998-08-14
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended          June 30, 1998
                                    --------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code         (972) 448-5800
                                                    ----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                    June 30,           December 31,
                                                                      1998                  1997
                                                                  ------------         ------------
ASSETS
------

Real estate investments:
   Land ..................................................        $  4,196,277         $  4,196,277
   Buildings and improvements ............................          23,831,080           23,241,031
                                                                  ------------         ------------
                                                                    28,027,357           27,437,308
   Less:  Accumulated depreciation and amortization ......          (9,487,079)          (8,806,732)
                                                                  ------------         ------------
                                                                    18,540,278           18,630,576

Assets held for sale .....................................           4,552,257            4,549,881

Mortgage loan investments - affiliates ...................           1,306,488            6,956,487
Cash and cash equivalents ................................           4,466,858            2,440,084
Cash segregated for security deposits and repurchase
   of limited partnership units ..........................             194,654              442,193
Accounts receivable ......................................             213,300              426,825
Accrued interest receivable ..............................              11,812               64,991
Prepaid expenses and other assets ........................             173,263              170,077
                                                                  ------------         ------------
                                                                  $ 29,458,910         $ 33,681,114
                                                                  ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement ...............................        $          -         $  3,437,648
Accounts payable and accrued expenses ....................              49,037              107,549
Accrued property taxes ...................................             177,372                    -
Payable to limited partners ..............................                   -              332,928
Payable to affiliates ....................................             843,055              542,045
Security deposits and deferred rental revenue ............             266,914              261,767
                                                                  ------------         ------------
                                                                     1,336,378            4,681,937
                                                                  ------------         ------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,199,901 limited partnership units out-
     standing at June 30, 1998 and  December 31, 1997 ....          28,185,777           29,076,126
   General Partner .......................................             (63,245)             (76,949)
                                                                  ------------         ------------
                                                                    28,122,532           28,999,177
                                                                  ------------         ------------
                                                                  $ 29,458,910         $ 33,681,114
                                                                  ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                            June 30,
                                             ----------------------------        ----------------------------
                                                1998              1997              1998              1997
                                             ----------        ----------        ----------        ----------
Revenue:
   Rental revenue ...................        $2,314,188        $2,111,197        $4,517,365        $4,200,342
   Interest income on mortgage
     loan investments - affiliates...           147,631           194,757           337,919           378,080
   Other interest income ............            40,064            34,641            79,152            73,075
                                             ----------        ----------        ----------        ----------
     Total revenue ..................         2,501,883         2,340,595         4,934,436         4,651,497
                                             ----------        ----------        ----------        ----------
Expenses:
   Interest .........................            66,292            53,621           162,327           114,618
   Depreciation and
     amortization ...................           348,139           372,486           680,347           744,972
   Property taxes ...................           282,851           249,306           566,687           498,552
   Personnel costs ..................           171,121           165,502           395,819           360,535
   Utilities ........................            91,549           104,080           197,951           220,879
   Repairs and maintenance ..........           150,730           139,797           289,725           321,942
   Property management
     fees - affiliates ..............           131,826           114,676           253,321           228,598
   Other property operating
     expenses .......................           129,309           152,093           277,121           319,901
   General and administrative .......           152,794            17,232           281,222            38,969
   General and administrative -
     affiliates .....................           232,128           228,171           459,501           436,354
                                             ----------        ----------        ----------        ----------
     Total expenses .................         1,756,739         1,596,964         3,564,021         3,285,320
                                             ----------        ----------        ----------        ----------

Net income ..........................        $  745,144        $  743,631        $1,370,415        $1,366,177
                                             ==========        ==========        ==========        ==========

Net income allocable
   to limited partners ..............        $  737,693        $  736,194        $1,356,711        $1,352,515
Net income allocable
   to General Partner ...............             7,451             7,437            13,704            13,662
                                             ----------        ----------        ----------        ----------
Net income ..........................        $  745,144        $  743,631        $1,370,415        $1,366,177
                                             ==========        ==========        ==========        ==========

Net income per weighted
   average hundred limited
   partnership units ................        $    14.19        $    14.06        $    26.09        $    25.83
                                             ==========        ==========        ==========        ==========

Distributions per weighted
   average hundred limited
   partnership units ................        $        -        $        -        $    43.21        $    38.19
                                             ==========        ==========        ==========        ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                         Total
                                               General             Limited              Partners'
                                               Partner             Partners          Equity (Deficit)
                                           --------------       --------------       ----------------
Balance at December 31, 1996 .......        $   (104,836)        $ 30,648,258         $ 30,543,422

Net income .........................              13,662            1,352,515            1,366,177

Distributions to limited partners...                   -           (1,999,970)          (1,999,970)
                                            ------------         ------------         ------------

Balance at June 30, 1997 ...........        $    (91,174)        $ 30,000,803         $ 29,909,629
                                            ============         ============         ============



Balance at December 31, 1997 .......        $    (76,949)        $ 29,076,126         $ 28,999,177

Net income .........................              13,704            1,356,711            1,370,415

Distributions to limited partners...                   -           (2,247,060)          (2,247,060)
                                            ------------         ------------         ------------

Balance at June 30, 1998 ...........        $    (63,245)        $ 28,185,777         $ 28,122,532
                                            ============         ============         ============







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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                (Increase) Decrease in Cash and Cash Equivalents

                                                                 Six Months Ended
                                                                      June 30,
                                                           --------------------------------
                                                              1998                 1997
                                                           ------------        ------------

Cash flows from operating activities:
   Cash received from tenants .....................        $ 4,713,734         $ 4,152,183
   Cash paid to suppliers .........................         (1,481,619)         (1,222,637)
   Cash paid to affiliates ........................           (411,812)           (704,832)
   Interest received ..............................             79,152              73,075
   Interest received from affiliates ..............            391,098             357,914
   Interest paid ..................................           (162,327)            (75,856)
   Property taxes paid ............................           (389,315)           (327,627)
                                                           -----------         -----------
Net cash provided by operating activities .........          2,738,911           2,252,220
                                                           -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale .........................           (592,425)           (226,114)
   Proceeds from collection of mortgage loans......          5,724,999                   -
   Mortgage loan investments - affiliates .........            (75,000)         (2,336,029)
                                                           -----------         -----------
Net cash provided by (used in) investing
   activities .....................................          5,057,574          (2,562,143)
                                                           -----------         -----------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units ......            247,925             246,766
   Proceeds from revolving credit agreement .......                  -           2,336,029
   Repayment of revolving credit agreement ........         (3,437,648)                  -
   Repurchase of limited partnership units ........           (332,928)           (332,928)
   Distributions to limited partners ..............         (2,247,060)         (1,999,970)
                                                           -----------         -----------
Net cash provided by (used in) financing
   activities .....................................         (5,769,711)            249,897
                                                           -----------         -----------

Net increase (decrease) in cash and cash
   equivalents ....................................          2,026,774             (60,026)

Cash and cash equivalents at beginning of
   period .........................................          2,440,084           3,022,851
                                                           -----------         -----------

Cash and cash equivalents at end of period ........        $ 4,466,858         $ 2,962,825
                                                           ===========         ===========


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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                        Six Months Ended
                                                                            June 30,
                                                                 -------------------------------
                                                                     1998               1997
                                                                 -----------         -----------
Net income ..............................................        $ 1,370,415         $ 1,366,177
                                                                 -----------         -----------

Adjustments  to  reconcile  net income to net cash
   provided  by  operating activities:
   Depreciation and amortization ........................            680,347             744,972
   Amortization of deferred borrowing costs .............                  -              48,765
   Changes in assets and liabilities:
     Cash segregated for security deposits ..............               (386)             (1,189)
     Accounts receivable ................................            213,525             (29,985)
     Accrued interest receivable ........................             53,179             (20,166)
     Prepaid expenses and other assets ..................             (3,186)             28,657
     Accounts payable and accrued expenses ..............            (58,512)            (47,642)
     Accrued property taxes .............................            177,372             170,925
     Payable to affiliates ..............................            301,010             (39,880)
     Security deposits and deferred rental
       revenue ..........................................              5,147              31,586
                                                                 -----------         -----------

       Total adjustments ................................          1,368,496             886,043
                                                                 -----------         -----------

Net cash provided by operating activities ...............        $ 2,738,911         $ 2,252,220
                                                                 ===========         ===========






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------

Property management fees.........................      $  253,321     $  228,598
Charged to general and administrative -
   affiliates:
   Partnership administration....................         147,977        132,895
   Asset management fee..........................         311,524        303,459
                                                        ---------      ---------
                                                       $  712,822     $  664,952
                                                        =========      =========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $75,000 during the first six months of 1998 and $2,336,029 during the first six months of 1997. The Partnership received repayments from affiliates of $5,724,999 during the first six months of 1998. No repayments were received during the first six months of the prior year.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $337,919 and $378,080 for the six months ended June 30, 1998 and 1997, respectively, of which $49,179 and $50,682, respectively, was paid or payable by the General Partner.

Payable to affiliates at June 30, 1998 and December 31, 1997 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
-------

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment, $72,302 of which was repaid in September 1997. This loan was secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. Interest on the loan was payable monthly, with principal payable in May 1998. In May 1998, McPIF repaid the $411,062 balance of the loan with proceeds received from a new loan from the Partnership secured by Verre Center Office Building, as discussed below.

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McPIF at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1996, $820,426 was borrowed by McPIF pursuant to this commitment and an additional $75,000 was borrowed in January 1998. In May 1998, the principal balance of the loan was increased by $411,062, for total borrowings from the Partnership of $1,306,488. McPIF used the $411,062 additional proceeds to repay the balance of the mortgage loan investment secured by Brice Road Office Building, as discussed above. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

On February 28, 1997, the Partnership loaned $2,336,029 to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). On August 1, 1997, the mortgage note was amended and the principal balance was increased by $800,000, for total borrowings from the Partnership of $3,136,029. Fund X used the $800,000 additional proceeds to repay the $800,000 mortgage loan investment secured by Lakeview Plaza Shopping Center. This loan was secured by a first lien on La Plaza Business Center located in Las Vegas, Nevada. Interest on the loan was payable monthly, with principal payable in February 2000. The loan was repaid in full in June 1998.

On October 25, 1996, the Partnership loaned $2,588,970 to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). This loan was secured by a first lien on The Village Apartments located in Gresham, Oregon. Interest on the loan was payable monthly, with principal payable in November 1999. The loan was repaid in full in May 1998.

NOTE 5.
-------

In June 1998, the Partnership paid off the $3,437,648 balance of its revolving credit agreement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported net income for the first six months of 1998 of $1,370,415, comparable to the $1,366,177 reported for the first six months of 1997. Revenues were $4,934,436 for the first six months of 1998, up from $4,651,497 for the same period in 1997. Expenses were $3,564,021 in 1998 as compared to $3,285,320 in 1997.

Net cash provided by operating activities was $2,738,911 for the six months ended June 30, 1998. The Partnership expended $592,425 for capital improvements, paid $85,003 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $2,247,060 to the limited partners. The Partnership received $5,649,999 in proceeds from collection of mortgage loan investments affiliates, net of loans made, and used $3,437,648 to pay off the balance of its revolving credit agreement. Cash and cash equivalents totaled $4,466,858 at June 30, 1998, a net increase of $2,206,774 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $161,288 and $282,939 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The increase was mainly due to an increase in rental revenue, partially offset by a decrease in interest income on mortgage loan investments - affiliates, as discussed below.

Rental revenue for the three and six months ended June 30, 1998 increased by $202,991 and $317,023, respectively, in relation to the comparable periods in 1997. Rental revenue increased approximately $200,000 and $58,000 at One Corporate Center I and III office buildings, respectively, mainly due to increased rental rates.

Interest income on mortgage loan investments - affiliates decreased by $47,126 for the three months and by $40,161 for the six months ended June 30, 1998 as compared to the same periods in 1997. The decrease was mainly due to the collection of approximately $5.7 million of affiliate loans in the second quarter of 1998.

Expenses:

Total expenses increased by $159,775 and $278,701 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year, as discussed below.

Interest expense for the three and six months ended June 30, 1998 increased by $12,671 and $47,709, respectively, in relation to the respective periods in the prior year, due to a greater average amount of borrowings under the Partnership's line of credit agreement in 1998. The Partnership had borrowed $1,101,619 as of December 31, 1996. The Partnership borrowed an additional $2,336,029 at the end of February 1997, resulting in total borrowing under the line of credit agreement of $3,437,648 as of June 30, 1997. The line of credit agreement was repaid in full in June 1998.

Property taxes for the three and six month periods ended June 30, 1998 increased by $33,545 and $68,135, respectively, as compared to the same periods in 1997. The increase was mainly due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

Personnel costs increased by $5,619 and $35,284 for the three and six months ending June 30, 1998, respectively, as compared to the same periods in the prior year. The increase was mainly due to an overall increase in office and maintenance salaries at all the properties in 1998. In addition, there was an increase in bonuses paid to employees at One Corporate Center I and III office buildings for renewing tenant leases in the first quarter of 1998.

Utilities expense decreased by $12,531 and $22,928 for the three and six months ending June 30, 1998, respectively, as compared to the same periods in 1997. The decrease was mainly due to a decline in electricity usage at One Corporate Center I and III office buildings as a result of energy-efficient lighting installed in the last quarter of 1997.

Repairs and maintenance expense increased by $10,933 and decreased by $32,217 for the three and six months ending June 30, 1998, respectively, as compared to the same periods in 1997. The overall decrease was mainly due to lower snow removal expenses at One Corporate Center I and III office buildings in the first quarter of 1998 due to a milder winter in Minnesota, where the properties are located. This decrease was partially offset by parking lot repair expenses at One Corporate Center I and II in the second quarter of 1998.

In the three and six months ended June 30, 1998, property management fees - affiliates increased by $17,150 and $24,723, respectively, in relation to the same periods in the prior year. The increase was mainly due to an increase in gross rental receipts at One Corporate Center I and III office buildings, on which the fees are based.

Other property operating expenses decreased by $22,784 and $42,780 for the three and six months ending June 30, 1998, respectively, as compared to the periods in the prior year. The decrease was primarily due to a decline in bad debts at all of the properties in 1998.

General and administrative expenses increased by $135,562 and $242,253 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,738,911 of cash through operating activities in the first six months of 1998 as compared to $2,252,220 for the same period in 1997. Cash received from tenants increased in 1998 partially due to an increase in rental revenue, as discussed above. In addition, a tenant reimbursed One Corporate Center I approximately $183,000 in 1998 for tenant improvements completed on its behalf. There was also a decrease in cash paid to affiliates in 1998. These increases in cash provided by operating activities were partially offset by an increase in cash paid to suppliers, mainly due to an increase in general and administrative costs, as discussed above.

The Partnership expended $592,425 and $226,114 for capital improvements to its properties for the first six months of 1998 and 1997, respectively. The increase in 1998 was mainly the result of the replacement of the roofs at AAA Sentry and Fountainbleau mini-storages.

The Partnership loaned $75,000 to an affiliate of the General Partner and received $5,724,999 in repayments on loans to affiliates in the first six months of 1998. In June 1998, the Partnership repaid the $3,437,648 balance of its revolving credit agreement. In the first six months of 1997, the Partnership received $2,336,029 from its line of credit agreement, which it loaned to an affiliate of the General Partner.

The Partnership distributed $2,247,060 and $1,999,970 to the limited partners in the first six months of 1998 and 1997, respectively. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.

Short-term liquidity:

At June 30, 1998, the Partnership  held cash and cash equivalents of $4,466,858.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

The Partnership has placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   ---------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Document Description
         -------                    ---------------------

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

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended June 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXVII, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner








August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                        -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)