Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1998-11-16
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended              September 30, 1998
                                   ---------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code       (972) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                             1998                 1997
                                                                         ------------         ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  4,196,277         $  4,196,277
   Buildings and improvements ...................................          23,909,117           23,241,031
                                                                         ------------         ------------
                                                                           28,105,394           27,437,308
   Less:  Accumulated depreciation and amortization .............          (9,809,025)          (8,806,732)
                                                                         ------------         ------------
                                                                           18,296,369           18,630,576

Assets held for sale ............................................           4,552,257            4,549,881

Mortgage loan investments - affiliates ..........................           1,306,488            6,956,487
Cash and cash equivalents .......................................           2,633,439            2,440,084
Cash segregated for security deposits and repurchase
   of limited partnership units .................................             297,222              442,193
Accounts receivable .............................................             159,029              426,825
Accrued interest receivable .....................................              12,148               64,991
Prepaid expenses and other assets ...............................             180,333              170,077
                                                                         ------------         ------------
                                                                         $ 27,437,285         $ 33,681,114
                                                                         ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement ......................................        $         --         $  3,437,648
Accounts payable and accrued expenses ...........................              54,437              107,549
Accrued property taxes ..........................................             458,800                   --
Payable to limited partners .....................................                  --              332,928
Payable to affiliates ...........................................           1,008,063              542,045
Security deposits and deferred rental revenue ...................             256,808              261,767
                                                                         ------------         ------------
                                                                            1,778,108            4,681,937
                                                                         ------------         ------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership units
     authorized; 5,199,901 limited partnership units out-
     standing at September 30, 1998 and
     December 31, 1997 ..........................................          25,714,296           29,076,126
   General Partner ..............................................             (55,119)             (76,949)
                                                                         ------------         ------------
                                                                           25,659,177           28,999,177
                                                                         ------------         ------------
                                                                         $ 27,437,285         $ 33,681,114
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                               ----------------------------        ----------------------------
                                                 1998               1997               1998             1997
                                               ----------        ----------        ----------        ----------
Revenue:
   Rental revenue .....................        $2,362,797        $2,124,972        $6,880,162        $6,325,314
   Interest income on mortgage
     loan investments - affiliates.....            39,927           195,255           377,846           573,335
   Other interest income ..............            70,803            44,434           149,955           117,509
                                               ----------        ----------        ----------        ----------
     Total revenue ....................         2,473,527         2,364,661         7,407,963         7,016,158
                                               ----------        ----------        ----------        ----------

Expenses:
   Interest ...........................             1,345           107,801           163,672           222,419
   Depreciation and
     amortization .....................           321,946           402,583         1,002,293         1,147,555
   Property taxes .....................           281,859           249,232           848,546           747,784
   Personnel costs ....................           196,739           199,865           592,558           560,400
   Utilities ..........................           124,444           129,521           322,395           350,400
   Repairs and maintenance ............           142,457           134,490           432,182           456,432
   Property management
     fees - affiliates ................           129,917           114,067           383,238           342,665
   Other property operating
     expenses .........................           138,532           166,607           415,653           486,508
   General and administrative .........           103,786            53,264           385,008            92,233
   General and administrative -
     affiliates .......................           219,919           209,737           679,420           646,091
                                               ----------        ----------        ----------        ----------
     Total expenses ...................         1,660,944         1,767,167         5,224,965         5,052,487
                                               ----------        ----------        ----------        ----------

Net income ............................        $  812,583        $  597,494        $2,182,998        $1,963,671
                                               ==========        ==========        ==========        ==========

Net income allocable
   to limited partners ................        $  804,457        $  591,519        $2,161,168        $1,944,034
Net income allocable
   to General Partner .................             8,126             5,975            21,830            19,637
                                               ----------        ----------        ----------        ----------
Net income ............................        $  812,583        $  597,494        $2,182,998        $1,963,671
                                               ==========        ==========        ==========        ==========

Net income per weighted
   average hundred limited
   partnership units ..................        $    15.47        $    11.29        $    41.56        $    37.12
                                               ==========        ==========        ==========        ==========

Distributions per weighted
   average hundred limited
   partnership units ..................        $    63.00        $    38.19        $   106.21        $    76.38
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                             Total
                                                 General               Limited             Partners'
                                                 Partner               Partners         Equity (Deficit)
                                               ------------         ------------        ----------------
Balance at December 31, 1996 ..........        $   (104,836)        $ 30,648,258         $ 30,543,422

Net income ............................              19,637            1,944,034            1,963,671

Distributions to limited partners......                  --           (3,999,970)          (3,999,970)
                                               ------------         ------------         ------------

Balance at September 30, 1997 .........        $    (85,199)        $ 28,592,322         $ 28,507,123
                                               ============         ============         ============



Balance at December 31, 1997 ..........        $    (76,949)        $ 29,076,126         $ 28,999,177

Net income ............................              21,830            2,161,168            2,182,998

Distributions to limited partners .....                  --           (5,522,998)          (5,522,998)
                                               ------------         ------------         ------------

Balance at September 30, 1998 .........        $    (55,119)        $ 25,714,296         $ 25,659,177
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   Nine Months Ended
                                                                     September 30,
                                                          -------------------------------
                                                              1998                1997
                                                          -----------         -----------
Cash flows from operating activities:
   Cash received from tenants ....................        $ 7,091,726         $ 6,202,153
   Cash paid to suppliers ........................         (2,177,976)         (1,833,850)
   Cash paid to affiliates .......................           (596,640)         (1,053,408)
   Interest received .............................            149,955             117,509
   Interest received from affiliates .............            430,689             553,971
   Interest paid .................................           (163,672)           (183,658)
   Property taxes paid ...........................           (389,746)           (327,984)
                                                          -----------         -----------
Net cash provided by operating activities ........          4,344,336           3,474,733
                                                          -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ........................           (670,462)           (352,607)
   Proceeds from collection of mortgage loan
     investments - affiliates ....................          5,724,999              72,302
   Mortgage loan investments - affiliates ........            (75,000)         (2,336,029)
                                                          -----------         -----------
Net cash provided by (used in) investing
   activities ....................................          4,979,537          (2,616,334)
                                                          -----------         -----------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units .....            163,056             161,961
   Proceeds from revolving credit agreement ......                 --           2,336,029
   Repayment of revolving credit agreement .......         (3,437,648)                 --
   Repurchase of limited partnership units .......           (332,928)           (332,928)
   Distributions to limited partners .............         (5,522,998)         (3,999,970)
                                                          -----------         -----------
Net cash used in financing activities ............         (9,130,518)         (1,834,908)
                                                          -----------         -----------

Net increase (decrease) in cash and cash
   equivalents ...................................            193,355            (976,509)

Cash and cash equivalents at beginning of
   period ........................................          2,440,084           3,022,851
                                                          -----------         -----------

Cash and cash equivalents at end of period .......        $ 2,633,439         $ 2,046,342
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                     Nine Months Ended
                                                                       September 30,
                                                             -------------------------------
                                                                1998                1997
                                                             -----------         -----------
Net income ..........................................        $ 2,182,998         $ 1,963,671
                                                             -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization ....................          1,002,293           1,147,555
   Amortization of deferred borrowing costs .........                 --              48,765
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........            (18,085)            (13,819)
     Accounts receivable ............................            267,796             (57,650)
     Accrued interest receivable ....................             52,843             (19,363)
     Prepaid expenses and other assets ..............            (10,256)             57,493
     Accounts payable and accrued expenses ..........            (53,112)            (16,472)
     Accrued property taxes .........................            458,800             419,800
     Payable to affiliates ..........................            466,018             (64,652)
     Security deposits and deferred rental
       revenue ......................................             (4,959)              9,405
                                                             -----------         -----------

       Total adjustments ............................          2,161,338           1,511,062
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 4,344,336         $ 3,474,733
                                                             ===========         ===========







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership is paying an asset management fee, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $615,844 and $154,092 were outstanding at September 30, 1998 and December 31, 1997, respectively.


Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          Nine Months Ended
                                                              September 30,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------

Property management fees .....................       $  383,238       $  342,665
Charged to general and administrative -
   affiliates:
   Partnership administration ................          217,668          197,733
   Asset management fee ......................          461,752          448,358
                                                     ----------       ----------
                                                     $1,062,658       $  988,756
                                                     ==========       ==========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $75,000 during the first nine months of 1998 and $2,336,029 during the first nine months of 1997. The Partnership received repayments from affiliates of $5,724,999 and $72,302 during the first nine months of 1998 and 1997, respectively.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $377,846 and $573,335 for the nine months ended September 30, 1998 and 1997, respectively, of which $57,821 and $112,935, respectively, was paid or payable by the General Partner.

Payable to affiliates at September 30, 1998 and December 31, 1997 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported net income for the first nine months of 1998 of $2,182,998 as compared to $1,963,671 for the first nine months of 1997. Revenues were $7,407,963 for the first nine months of 1998, up from $7,016,158 for the same period in 1997. Expenses were $5,224,965 in 1998 as compared to $5,052,487 in 1997.

Net cash provided by operating activities was $4,344,336 for the nine months ended September 30, 1998. The Partnership expended $670,462 for capital improvements, paid $169,872 for the repurchase of limited partnership units (net of a decrease in cash segregated for the repurchase of limited partnership units) and distributed $5,522,998 to the limited partners. The Partnership received $5,649,999 in proceeds from collection of mortgage loan investments - affiliates, net of loans made, and used $3,437,648 to pay off the balance of its revolving credit agreement. Cash and cash equivalents totaled $2,633,439 at September 30, 1998, a net increase of $193,355 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $108,866 and $391,805 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. The increase was due to an increase in rental revenue and other interest income, partially offset by a decrease in interest income on mortgage loan investments - affiliates, as discussed below.

Rental revenue for the three and nine months ended September 30, 1998 increased by $237,825 and $554,848, respectively, in relation to the comparable periods in 1997. Rental revenue increased approximately $302,000 and $91,000 at One Corporate Center I and III office buildings, respectively, mainly due to increased rental rates.

Interest income on mortgage loan investments - affiliates decreased by $155,328 for the three months and by $195,489 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The decrease was mainly due to the collection of approximately $5.7 million of affiliate loans in the second quarter of 1998.

Other interest income increased by $26,369 and $32,446 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 as a result of an increase in cash available for short-term investment in 1998. The Partnership held approximately $2.6 million of cash and cash equivalents at September 30, 1998 as compared to approximately $2 million at September 30, 1997. The majority of the increase occurred at the end of the second quarter of 1998 when the Partnership collected approximately $5.7 million of affiliate loans. Approximately $3.4 million of this amount was used to pay off the revolving credit agreement in June 1998. The Partnership distributed approximately $5.5 million to the limited partners in 1998, approximately $3.3 million of which was distributed at the end of September 1998.

Expenses:

Total expenses decreased by $106,223 and increased by $172,478 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year, as discussed below.

Interest expense for the three and nine months ended September 30, 1998 decreased by $106,456 and $58,747, respectively, in relation to the respective periods in the prior year, due to the payoff of the Partnership's line of credit in June 1998.

Depreciation and amortization expense decreased by $80,637 and $145,262 for the three and nine months ended September 30, 1998, respectively, in relation to the same periods in 1997. The decrease was mainly due to AAA Century Airport Self-Storage and Burbank Mini-Storage being classified as assets held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on these assets at the time they were placed on the market for sale.

Property taxes for the three and nine month periods ended September 30, 1998 increased by $32,627 and $100,762, respectively, as compared to the same periods in 1997. The increase was mainly due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

In the three and nine months ended September 30, 1998,  property management fees
- affiliates increased by $15,850 and $40,573, respectively, in relation to the same periods in the prior year. The increase was mainly due to an increase in gross rental receipts at One Corporate Center I and III office buildings, on which the fees are based.

Other property operating expenses decreased by $28,075 and $70,855 for the three and nine months ending September 30, 1998, respectively, as compared to the periods in the prior year. The decrease was primarily due to a decline in bad debts at all of the properties in 1998. In addition, there was a decrease in earthquake insurance costs at Burbank and AAA Century Airport mini-storages in 1998. Amortization of prepaid leasing commissions declined at the two office buildings due to the expiration of several leases in 1998.

General and administrative expenses increased by $50,522 and $292,775 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $4,344,336 of cash through operating activities in the first nine months of 1998 as compared to $3,474,733 for the same period in 1997. Cash received from tenants increased in 1998 partially due to an increase in rental revenue, as discussed above. In addition, a tenant reimbursed One Corporate Center I approximately $183,000 in 1998 for tenant improvements completed on its behalf. There was also a decrease in cash paid to affiliates in 1998. These increases in cash provided by operating activities were partially offset by an increase in cash paid to suppliers, mainly due to an increase in general and administrative costs, as discussed above.

The Partnership expended $670,462 and $352,607 for capital improvements to its properties in the first nine months of 1998 and 1997, respectively. The increase in 1998 was mainly the result of the replacement of the roofs at AAA Sentry and Fountainbleau mini-storages.

In the first nine months of 1997, the Partnership received $2,336,029 from its revolving credit agreement, which it loaned to an affiliate of the General Partner. The Partnership also received $72,302 in repayments on loans to affiliates in the first nine months of 1997.

In June 1998, the Partnership repaid the $3,437,648 balance of its revolving credit agreement. The Partnership loaned $75,000 to an affiliate of the General Partner and received $5,724,999 in repayments on loans to affiliates in the first nine months of 1998.

The Partnership distributed $5,522,998 and $3,999,970 to the limited partners in the first nine months of 1998 and 1997, respectively.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $2,633,439. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. The Partnership acquired a $5 million line of credit in 1995 that may be used for property operations. The revolving credit agreement expires in July 1999. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

The Partnership has placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Document Description
         -------                    --------------------

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1998.

(b)      Reports on Form   8-K.  There  were no reports on Form 8-K filed during
         the quarter ended September 30, 1998.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner








November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                        Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)