Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1999-03-31
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended        December 31, 1998
                                 -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-17173
                           -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

4,492,275 of the registrant's 5,162,909 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

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

The sole limited partner of the Partnership was initially Southmark Depositary Corp. (the "Depositary"), a wholly-owned subsidiary of Southmark. On August 14, 1987, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-11824) and commenced a public offering for sale of $100,000,000 of Depositary units. The sale of Depositary units closed on August 14, 1988, with 5,548,888 units sold at $10 each, or gross proceeds of $55,488,880 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Depositary units under the Securities Exchange Act of 1934 (File No. 0-17173). The Depositary assigned the principal attributes of its aggregate limited partner interest in the Partnership to the Depositary unit holders. As further discussed, the Depositary units were subsequently converted to limited partnership units ("Units"). The Units represent equity interests in the
Partnership  and  entitle  the  limited   partners  to  participate  in  certain
allocations and distributions of the Partnership. As of December 31, 1998, 385,979 of the Units have been repurchased pursuant to the terms of the Amended Partnership Agreement.

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

In 1992, the Partnership received the proceeds from a $7,000,000 mortgage note payable secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds from the loan was used to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The loans were secured by revenue-producing real estate and were either junior or senior to other indebtedness as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates." The mortgage note payable was repaid by the Partnership in 1995. A $5 million line of credit was obtained during 1995 for the purpose of funding additional loans to affiliates of the General Partner. The balance of the revolving credit agreement was repaid by the Partnership in 1998 and the agreement was cancelled by the Partnership in March 1999 as further discussed in Item 8 Note 7 - "Revolving Credit Agreement."

The Partnership is engaged in the ownership, operation and management of commercial real estate and the servicing of mortgage loan investments secured by real estate. At December 31, 1998, the Partnership had one mortgage loan investment to an affiliate of the General Partner as described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates" and owned ten revenue-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, collect payments on mortgage loan investments and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made unsolicited tender offers to purchase from holders of limited partnership units up to approximately 45% of the outstanding limited partnership units of certain other partnerships controlled by the General Partner. High River did not offer to purchase Units of the Partnership at that time. In September 1996, High River made an unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $5.62 per unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased 1.8% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

On October 17, 1996, the Partnership announced that it had received an unsolicited offer from an unaffiliated third party to acquire all outstanding Units of the Partnership at $6.50 per Unit. After meeting with the offeror in Dallas and considering the $6.50 offer, the Partnership rejected it as being inadequate.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. All of the buildings and the land on which they are located are owned in fee. The two office buildings and Kendall Sunset Mini-Storage secured a $5 million line of credit. The balance of the line of credit was repaid during 1998 and the line of credit agreement was cancelled in March 1999 as described more fully in Item 8 - Note 7 "Revolving Credit Agreement." The remaining properties are unencumbered by mortgage indebtedness. See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                            Net Basis                              1998            Date
Property              Description          of Property           Debt         Property Taxes     Acquired
--------              -----------          -----------           ----         --------------     --------

Real Estate Investments:

AAA Sentry            Mini-Storage
N. Lauderdale, FL     795 units            $       590,309     $         -    $    60,069          10/90

Forest Hill           Mini-Storage
W. Palm Beach, FL     683 units                  1,847,895               -         41,559           8/90

Fountainbleau         Mini-Storage
Miami, FL             771 units                  1,296,523               -         64,709          11/90

Kendall Sunset        Mini-Storage
Miami, FL             945 units                  3,317,124               -         74,435          10/90

Margate               Mini-Storage
Margate, FL           640 units                  1,135,156               -         52,533          10/90

Military Trail        Mini-Storage
W. Palm Beach, FL     685 units                  1,796,286               -         42,767           8/90

One Corporate
  Center I            Office Building
Edina, MN             111,146 sq. ft.            4,179,729               -        358,309          12/89

One Corporate
  Center III          Office Building
Edina, MN             111,252 sq. ft.            4,079,032               -        346,832          12/89
                                            --------------    ------------    -----------
                                           $    18,242,054   $           -   $  1,041,213
                                            ==============    ============    ===========

Assets Held for Sale:

AAA Century
  Airport             Mini-Storage
Inglewood, CA         567 units            $     1,913,276   $           -   $     33,776           9/90

Burbank               Mini-Storage
Burbank, CA           983 units                  2,700,110               -         42,338           9/90
                                            --------------    ------------    -----------
                                           $     4,613,386   $           -   $     76,114
                                            ==============    ============    ===========

-----------------------------------------
Total:    Office Buildings  -  222,398 sq. ft.
          Mini-storage and self-storage warehouses - 6,069 units

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  -------

Real Estate Investments:

AAA Sentry
   Occupancy Rate............             91%             94%            96%            96%              95%
   Rent Per Square Foot......          $ 8.60          $ 8.23         $ 8.01         $ 7.70           $ 7.00

Forest Hill
   Occupancy Rate............             94%            100%            98%            97%              99%
   Rent Per Square Foot......          $10.70          $10.72         $10.41         $ 9.82           $ 9.22

Fountainbleau
   Occupancy Rate............             93%             93%            96%            97%              99%
   Rent Per Square Foot......          $10.00          $ 9.27         $ 8.98         $ 8.38           $ 8.08

Kendall Sunset
   Occupancy Rate............             92%             94%            92%            95%              96%
   Rent Per Square Foot......          $12.43          $12.06         $11.75         $11.72           $11.71

Margate
   Occupancy Rate............             94%             88%            94%            90%             100%
   Rent Per Square Foot......          $10.51          $10.42         $ 9.95         $ 9.90           $10.06

Military Trail
   Occupancy Rate............             85%             88%            88%            91%              90%
   Rent Per Square Foot......          $ 9.73          $ 9.82         $10.11         $ 9.35           $ 8.46

One Corporate Center I
   Occupancy Rate............             99%             98%           100%            93%              95%
   Rent Per Square Foot......          $16.99          $13.07         $11.88         $10.92           $10.34

One Corporate Center III
   Occupancy Rate............             88%             94%            95%            97%              96%
   Rent Per Square Foot......          $14.65          $13.72         $12.31         $11.17           $11.03

Assets Held for Sale:

AAA Century Airport
   Occupancy Rate............             98%             95%            96%            94%              95%
   Rent Per Square Foot......          $10.95          $10.31         $10.12         $10.19           $ 8.87

Burbank
   Occupancy Rate............             99%             92%            87%            81%              81%
   Rent Per Square Foot......          $12.07          $11.25         $10.80         $10.29           $10.32

Occupancy rate represents all units leased divided by the total number of units for mini-storage properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, net of bad debt expense, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

AAA Sentry
----------

AAA Sentry Mini-Storage consists of five, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 795 units, with 85% of these units air conditioned.

The  property  is  located  in North  Lauderdale,  Florida,  in a  predominately commercial area, with a mixture of single and multi-family residential properties. Occupancy decreased in 1998 as a result of new competition in the area that has created a surplus in storage units and limited demand. Specials are being offered by competitors to attract new renters and many long-term customers of AAA Sentry are now relocating to other new or renovated facilities. Two new competing facilities are scheduled to open in 1999. AAA Sentry's occupancy and rental rates are competitive with properties of the same age in the area. For 1999, management will continue to provide excellent customer service. Rental rates will be closely monitored and adjusted according to market conditions with concessions and discounts offered to attract new renters. The Partnership expects to maintain occupancy in the low 90% range in 1999.

Forest Hill
-----------

Forest Hill Mini-Storage consists of nine, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 683 units, with 22 of these units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately residential neighborhood in West Palm Beach, Florida, consisting of single family homes and small businesses to the east and multi-family apartment communities to the south and west. Occupancy decreased in 1998 as a result of new competition in the area that has created a surplus in storage units. Two new competing facilities were built in 1998 and another new facility is scheduled to open in 1999. Currently, Forest Hill's rental rates are slightly higher than the competition. The Partnership expects to maintain occupancy in the mid 90% range in 1999 by offering rental concessions to tenants and continuing to emphasize customer service.

Fountainbleau
-------------

Fountainbleau Mini-Storage consists of three, two-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 771 units. 56% of the units are air conditioned.

The property is located in the central western quadrant of the Miami metroplex and is in close proximity to the Miami International Airport. The property has poor drive-by exposure with a limited view from the Florida Turnpike. The street located in front of the property is currently a dead end street but is scheduled to be opened to traffic by the middle of 1999. The immediate neighborhood is predominately industrial with single family residential and multi-family communities further to the south and north. The customer profile currently consists of local businesses.

The area has been saturated by new mini-storage construction along with renovation of existing facilities. A competing facility located within three miles of Fountainbleau opened in 1998 and is still in the lease-up stage. Another competitor was recently sold and is offering discounts to new renters. In 1998, the street in front of the property was under construction and Fountainbleau maintained occupancy in the low 90% range by offering discounts and concessions to renters. The property is expected to benefit from direct drive-by exposure when the road construction is completed in 1999. The Partnership expects to maintain occupancy in the low 90% range in 1999 while offering minimal discounts and free rent.

Kendall Sunset
--------------

Kendall Sunset Mini-Storage consists of ten, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 945 units. 35% of the units are air conditioned.

The property is located in a residential neighborhood at the southwestern edge of the Miami metroplex. The area is tropical in nature and is in close proximity to the Everglades and Key West. The property's rental rates and occupancy are slightly higher than the competition in the immediate area. However, the property has been faced with new competitors added to the market in 1996. Rent concessions and discounts have been offered to maintain occupancy and compete within the market. Currently, there is little available land in the immediate area on which to build new storage facilities. The Partnership expects to offer fewer discounts to tenants in 1999 and to maintain occupancy in the low to mid 90% range.

Margate
--------

Margate Mini-Storage consists of four, one-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 640 units, with 11 of the units being recreational vehicle parking spaces. 52% of the units are air conditioned.

The property is located in Margate, Florida in a predominately commercial/retail neighborhood with single family homes and multi-family communities along the secondary streets. The property's rental rates are slightly higher than the competition, however, discounts and concessions have been given to attract new renters as a result of competition from new self-storage facilities over the past several years. The property has an excellent reputation in the marketplace and management expects to maintain occupancy in the mid 90% range in 1999.

Military Trail
--------------

Military Trail Mini-Storage consists of eight, one-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 685 units, with 23 of the units being recreational vehicle parking spaces. 35% of the units are air conditioned.

The property is located in a predominately commercial/retail neighborhood of West Palm Beach, Florida. The majority of the apartment complexes in the area are to the north with single family residences to the west. The location is the most positive feature with direct access to Military Trail, a major thoroughfare. Beginning in 1996, occupancy began to drop due to four new facilities being built in the area, and another older facility being renovated. An increased amount of discounts and concessions have been given to attract and retain renters. For 1999, the Partnership will continue to offer discounts and concessions and expects to increase occupancy to the high 80% range in 1999.

One Corporate Center I and One Corporate Center III
---------------------------------------------------

One Corporate Center I and III are six-story office buildings located in the southwest suburban Minneapolis/St. Paul metropolitan area. The buildings are two of four identical buildings located in a commercial development identified as One Corporate Center.

Rental rates increased over the past three years due to renewing leases at current market rates. Average occupancy rates in the area decreased slightly due to several new office buildings being built in 1997 and tenants moving to single-story or owner-occupied buildings. A generous parking ratio has helped the buildings compete with properties that have covered parking but lower parking ratios. A tenant that occupied approximately 12% of the available rental space of One Corporate Center I vacated upon the expiration of their lease in January 1999. The vacated space is expected to be released in 1999. Management will attempt to renew any other expiring leases at least six months prior to the expiration of the lease. This will allow management to market the space to a new tenant if the existing tenant declines to renew their lease. The properties will continue to perform capital improvements in 1999 in order to replace aging building systems and to upgrade common areas to remain competitive in the marketplace. The Partnership expects to maintain occupancy in the mid 90% range.

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

The property is located approximately two miles from the Los Angeles International Airport in Inglewood, California. Inglewood is a relatively mature area with growth to the west generated by development around the airport. The property is located in a low income area with a high unemployment and crime rate. The competition is inferior in appearance and management. However, one competitor offers a truck and driver and another competitor offers crates and pick-up trucks for use by its renters. AAA Century has an advantage in that it is able to offer individually alarmed units for additional security. AAA Century's occupancy is currently above the average occupancy in the area of 91%, and the Partnership expects to maintain occupancy in the high 90% range in 1999.

Burbank
-------

Burbank Mini-Storage consists of two, two-story and one, three-story self-storage warehouse buildings and one apartment/leasing office. The rentable space is divided into 983 units, with 10 of these units being recreational vehicle parking spaces. All of the buildings have fire sprinklers, but do not offer climate-controlled environments.

The property is located in the eastern quadrant of Burbank, California, just west of Interstate 5 and approximately twenty miles north of downtown Los Angeles and seven miles south of the Burbank Airport. The property suffers from lack of exposure and ease of access because it is located in an area that is not visible from the freeway or any major cross streets. Management increased occupancy in 1998 by discounting the upstairs units with poor accessibility that are seldom rented. One of the four competing self-storage properties in the area has superior visibility and highway access. Another competitor, recently opened for business, is currently installing security alarms on each unit. Management will continue to offer discounts for the upstairs units while rents will be increased on the lower level units which are in high demand. In 1999, management will install new signs to improve visibility to drive-by traffic. Burbank's occupancy is currently above the average occupancy in the area of 86%, and the Partnership expects to maintain occupancy in the high 90% range in 1999.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1999 through 2008:

                                 Number of                           Annual                % of Gross
                                Expirations          Square Feet      Rent                 Annual Rent
                                -----------          -----------     -------               -----------
One Corporate Center I
1999                                  4                 17,672    $    221,836                   13%
2000                                  3                  5,705          88,380                    5%
2001                                 10                 31,764         528,506                   30%
2002                                  6                 36,879         635,126                   37%
2003                                  1                 12,624         253,470                   15%
2004-2008                             -                      -               -                    -

One Corporate Center III
1999                                  5                 18,365    $    236,668                   15%
2000                                  3                 12,301         188,981                   12%
2001                                  8                 21,728         420,364                   27%
2002                                  4                 19,769         287,748                   19%
2003                                  3                 16,203         298,763                   19%
2004                                  2                  6,577         122,129                    8%
2005-2008                             -                      -               -                    -

No mini-storage tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                               Square Footage                                              Lease
   Use                                     Leased                 Annual Rent                    Expiration
----------                             --------------            -------------                   ----------

One Corporate Center I

   Bank                                    13,666                $    160,576                         1999
   General Office                          10,750                     202,805                         2002
   General Office                          19,626                     314,016                         2002
   General Office                          12,624                     253,470                         2003

One Corporate Center III

   None

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.


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

(B)      Title of Class                    Number of Record Unit Holders

         Limited partnership units         2,079 as of February 1, 1999

(C) Distributions paid to the limited partners totaled $5,522,998 in 1998 and $3,999,970 in 1997 from cash from operations. No distributions were paid to the General Partner in 1998 or 1997. During the last week of March 1999, the Partnership distributed approximately $1,508,000 to the limited partners of record as of March 1, 1999. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1998          1997          1996          1995          1994
------------------                  -----------   -----------   -----------   -----------    -----------
Rental revenue ..................   $ 9,135,799   $ 8,366,664   $ 7,943,383   $ 7,517,404    $ 7,234,070
Interest income on mort-
   gage loan investments ........       414,070       766,211       268,665       440,658        451,841
Income before extra-
   ordinary item ................     2,815,090     2,788,653     2,245,414     3,268,110      1,355,563
Extraordinary item ..............            --            --            --      (252,402)            --
Net income ......................     2,815,090     2,788,653     2,245,414     3,015,708      1,355,563

Net income per weighted
   average hundred limited
   partnership units:
   Income before extra-
     ordinary item ..............   $     53.60   $     52.72   $     42.15   $     60.93    $     25.09
   Extraordinary item ...........            --            --            --         (4.71)            --
                                    -----------   -----------   -----------   -----------    -----------
   Net income ...................   $     53.60   $     52.72   $     42.15   $     56.22    $     25.09
                                    ===========   ===========   ===========   ===========    ===========

Distributions per weighted
   average hundred limited
   partnership units ............   $    106.21   $     76.38   $    113.77             $    -$          -
                                    ===========   ===========   ===========   ===========    ===========


                                                                As of December 31,
Balance Sheets                          1998           1997            1996           1995         1994
--------------                      ------------- -----------    ------------   ------------  -------------
Real estate investments, net...     $  18,242,054 $18,630,576    $ 23,888,948   $ 24,977,575  $  25,921,989
Assets held for sale...........         4,613,386   4,549,881               -              -              -
Mortgage loan investments,
   net.........................         1,306,488   6,956,487       4,692,760      3,597,673      4,679,929
Total assets...................        27,841,371  33,681,114      32,641,270     35,489,741     39,501,853
Long-term debt.................                 -   3,437,648       1,101,619              -      6,726,266
Partners' equity...............        25,958,341  28,999,177      30,543,422     34,630,930     31,948,150

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
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

In October 1992,  the  Partnership  received  approximately  $6.5 million of net proceeds from a $7 million loan secured by five of the Partnership's mini-storage warehouses located in Florida. A portion of the proceeds were used for working capital and for general partnership purposes. The loan proceeds were also used to make such loans to affiliates in accordance with the Amended Partnership Agreement as more fully described in Item 8 - Note 6 - "Mortgage Loan Investments - Affiliates" and Item 13 - Certain Relationships and Related Transactions. The mortgage note payable was paid in full in 1995. A $5 million line of credit was obtained during 1995 for the purposing of funding additional loans to affiliates of the General Partner. The balance of the revolving credit agreement was repaid by the Partnership in 1998 and the agreement was cancelled by the Partnership in 1999 as more fully discussed in Item 8 - Note 7 - "Revolving Credit Agreement."

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total revenue increased by $453,965 in 1998 as compared to 1997. The increase was mainly due to an increase in rental revenue and other interest income, partially offset by a decrease in interest income on mortgage loan investments - affiliates, as discussed below.

Rental revenue increased by $769,135 in 1998 as compared to 1997, mainly due to increases of approximately $436,000 and $103,000 at One Corporate Center I and III office buildings, respectively, as a result of increases in rental rates. Rental rate increases also resulted in increased rental revenue at all of the mini-storage properties in 1998 except for Forest Hill and Military Trail. Rental revenue at these two properties decreased slightly due to an increase in discounts and concessions given to tenants at Forest Hill and a decrease in occupancy at Military Trail. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income on mortgage loan investments - affiliates in 1998 decreased by $352,141 in relation to 1997. The decrease was mainly due to the collection of approximately $5.7 million of affiliate loans in the second quarter of 1998.

Other interest income increased by $36,971 in 1998 as compared to 1997. The increase is mainly due to an increase in cash available for short-term investment in 1998. The Partnership held approximately $2.8 million of cash and cash equivalents at December 31, 1998 as compared to approximately $2.4 million at December 31, 1997. The majority of the increase occurred at the end of the second quarter of 1998 when the Partnership collected approximately $5.7 million of affiliate loans. Approximately $3.4 million of this amount was used to pay off the revolving credit agreement in June 1998. The Partnership distributed approximately $5.5 million to the limited partners in 1998, approximately $3.3 million of which was distributed at the end of September 1998.

Expenses:

Total expenses increased by $427,528 in 1998 as compared to 1997. The increase was mainly due to increased property taxes, personnel costs, property management fees - affiliates and general and administrative expenses, partially offset by a decrease in interest and other property operating expenses, as discussed below.

Interest expense decreased in 1998 by $102,423 in relation to 1997, due to the payoff of the Partnership's line of credit in June 1998.

In 1998, property taxes increased by $139,244 in relation to the prior year. The increase was mainly due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

Personnel costs increased by $97,768 in 1998 as compared to 1997. The increase was mainly due to the hiring of maintenance personal at AAA Century Airport and Margate mini-storages.

Property management fees - affiliates increased by $46,437 in 1998 as compared to 1997. The increase was mainly due to an increase in gross rental receipts at One Corporate Center I and III office buildings, on which the fees are based.

Other property operating expenses decreased by $59,907 in 1998 in relation to 1997. The decrease was primarily due to a decline in amortization of prepaid leasing commissions at the two office buildings due to the expiration of several leases in 1998. In addition, there was a decrease in earthquake insurance costs at AAA Century Airport and Burbank mini-storages in 1998.

General and administrative expenses increased by $404,840 in 1998 as compared to 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $5,078,996 of cash through operating activities in 1998, $4,409,938 in 1997 and $4,134,772 in 1996. The increase in 1998 as compared to 1997 was mainly due to an increase in cash received from tenants and a decrease in cash paid to affiliates. The increases were partially offset by a decrease in interest received from affiliates and an increase in cash paid to suppliers and property taxes paid. The increase in 1997 as compared to 1996 was mainly due to an increase in cash received from tenants and interest received from affiliates. These increases were partially offset by a decrease in interest received from non-affiliates, and an increase in interest paid and property taxes paid (see discussion of changes in corresponding revenue and expense accounts, above).

The Partnership expended $1,025,133, $724,380 and $540,072 for additions to its real estate investments and assets held for sale in 1998, 1997 and 1996, respectively. The increase in 1998 as compared to 1997 and 1996 was mainly due to roofs being replaced at AAA Sentry and Fountainbleau mini storages. A greater amount of tenant improvements were completed at the two office buildings in 1998 and 1997 as compared to 1996. In addition, a lighting upgrade was completed at One Corporate Center I in 1997.

In 1996, the Partnership received cash of $1,404,026 as repayment in full of the Partnership's mortgage loan investment to an unaffiliated borrower.

The Partnership collected (net of new loans made) $5,649,999 from affiliates in 1998 for repayments of mortgage loan investments - affiliates. The Partnership made loans to affiliates (net of collections) of $2,263,727 and $2,456,858 in 1997 and 1996, respectively.

In  1997  and  1996,  the  Partnership   received   $2,336,029  and  $1,101,619,
respectively, from its revolving credit agreement. In 1998, the Partnership repaid the $3,437,648 balance of this revolving credit agreement.

The Partnership distributed $5,522,998, $3,999,970, and $5,999,994 to the limited partners in 1998, 1997, and 1996, respectively, from cash from operations.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $2,844,032. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1999. The Partnership has budgeted approximately $1,047,000 for necessary capital improvements for all properties in 1999, which are expected to be funded from available cash reserves or from operations of the properties.

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

During the last week of March 1999, the Partnership distributed approximately $1,508,000 to the limited partners of record as of March 1, 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  -----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       21

   Balance Sheets at December 31, 1998 and 1997...................................                       22

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       23

   Statements of Partners' Equity (Deficit) for each of the three years
      in the period ended December 31, 1998.......................................                       24

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       25

   Notes to Financial Statements..................................................                       27

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       37










All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXVII, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXVII, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXVII, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen, LLP


Dallas, Texas
   March 19, 1999

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                       ---------------------------------
                                                                           1998                 1997
                                                                       ------------         ------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,196,277         $  4,196,277
   Buildings and improvements .................................          24,202,659           23,241,031
                                                                       ------------         ------------
                                                                         28,398,936           27,437,308
   Less:  Accumulated depreciation and amortization ...........         (10,156,882)          (8,806,732)
                                                                       ------------         ------------
                                                                         18,242,054           18,630,576

Assets held for sale ..........................................           4,613,386            4,549,881

Mortgage loan investments - affiliates ........................           1,306,488            6,956,487

Cash and cash equivalents .....................................           2,844,032            2,440,084
Cash segregated for security deposits and
   repurchase of limited partnership units ....................             467,207              442,193
Accounts receivable ...........................................             178,537              426,825
Accrued interest receivable ...................................              12,206               64,991
Prepaid expenses and other assets .............................             177,461              170,077
                                                                       ------------         ------------
                                                                       $ 27,841,371         $ 33,681,114
                                                                       ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Revolving credit agreement ....................................        $         --         $  3,437,648
Accounts payable and accrued expenses .........................              70,657              107,549
Payable to limited partners ...................................             332,928              332,928
Payable to affiliates .........................................           1,230,795              542,045
Security deposits and deferred rental revenue .................             248,650              261,767
                                                                       ------------         ------------
                                                                          1,883,030            4,681,937
                                                                       ------------         ------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership
     units authorized; 5,162,909 and 5,199,901 limited
     partnership units outstanding at December 31, 1998
     and 1997, respectively ...................................          26,007,139           29,076,126
   General Partner ............................................             (48,798)             (76,949)
                                                                       ------------         ------------
                                                                         25,958,341           28,999,177
                                                                       ------------         ------------
                                                                       $ 27,841,371         $ 33,681,114
                                                                       ============         ============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF OPERATIONS


                                                           For the Years Ended December 31,
                                                   ----------------------------------------------
                                                       1998             1997               1996
                                                   ----------        ----------        ----------
Revenue:
   Rental revenue .........................        $9,135,799        $8,366,664        $7,943,383
   Interest income on mortgage loan
     investment ...........................                --                --            32,444
   Interest income on mortgage loan
     investments - affiliates .............           414,070           766,211           236,221
   Other interest income ..................           187,328           150,357           299,982
   Gain on extinguishment of mortgage
     loan investment ......................                --                --            52,841
                                                   ----------        ----------        ----------
     Total revenue ........................         9,737,197         9,283,232         8,564,871
                                                   ----------        ----------        ----------

Expenses:
   Interest ...............................           166,866           269,289           122,307
   Depreciation and amortization ..........         1,350,150         1,432,871         1,628,699
   Property taxes .........................         1,117,327           978,083           803,600
   Personnel costs ........................           817,209           719,441           667,758
   Repairs and maintenance ................           584,959           594,984           590,986
   Property management fees -
     affiliates ...........................           508,726           462,289           435,159
   Utilities ..............................           430,832           459,243           455,718
   Other property operating expenses ......           530,980           590,887           581,026
   General and administrative .............           512,400           107,560           141,310
   General and administrative -
     affiliates ...........................           902,658           879,932           892,894
                                                   ----------        ----------        ----------
     Total expenses .......................         6,922,107         6,494,579         6,319,457
                                                   ----------        ----------        ----------

Net income ................................        $2,815,090        $2,788,653        $2,245,414
                                                   ==========        ==========        ==========

Net income allocable to limited
   partners ...............................        $2,786,939        $2,760,766        $2,222,960
Net income allocable to General
   Partner ................................            28,151            27,887            22,454
                                                   ----------        ----------        ----------
Net income ................................        $2,815,090        $2,788,653        $2,245,414
                                                   ==========        ==========        ==========

Net income per weighted average
   hundred limited partnership units ......        $    53.60        $    52.72        $    42.15
                                                   ==========        ==========        ==========

Distributions per weighted average
   hundred limited partnership units ......        $   106.21        $    76.38        $   113.77
                                                   ==========        ==========        ==========

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                             Total
                                                  General             Limited              Partners'
                                                  Partner            Partners               Equity
                                               -------------        -------------        -------------
Balance at December 31, 1995 ..........        $   (127,290)        $ 34,758,220         $ 34,630,930

Repurchase of 36,992 limited
   partnership units ..................                  --             (332,928)            (332,928)

Net income ............................              22,454            2,222,960            2,245,414

Distributions to limited partners                        --           (5,999,994)          (5,999,994)
                                               ------------         ------------         ------------

Balance at December 31, 1996 ..........            (104,836)          30,648,258           30,543,422

Repurchase of 36,992 limited
   partnership units ..................                  --             (332,928)            (332,928)

Net income ............................              27,887            2,760,766            2,788,653

Distributions to limited partners .....                  --           (3,999,970)          (3,999,970)
                                               ------------         ------------         ------------

Balance at December 31, 1997 ..........             (76,949)          29,076,126           28,999,177

Repurchase of 36,992 limited
   partnership units ..................                  --             (332,928)            (332,928)

Net income ............................              28,151            2,786,939            2,815,090

Distributions to limited partners .....                  --           (5,522,998)          (5,522,998)
                                               ------------         ------------         ------------

Balance at December 31, 1998 ..........        $    (48,798)        $ 26,007,139         $ 25,958,341
                                               ============         ============         ============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               For the Years Ended December 31,
                                                     ----------------------------------------------------
                                                         1998                1997                1996
                                                     ------------        ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ...............        $ 9,304,733         $ 8,203,733         $ 7,881,796
   Cash paid to suppliers ...................         (2,873,093)         (2,308,949)         (2,278,401)
   Cash paid to affiliates ..................           (722,634)         (1,171,013)         (1,210,260)
   Interest received ........................            187,328             150,357             344,947
   Interest received from affiliates ........            466,855             744,420             215,064
   Interest paid ............................           (166,866)           (230,527)            (14,774)
   Property taxes paid ......................         (1,117,327)           (978,083)           (803,600)
                                                     -----------         -----------         -----------
Net cash provided by operating
   activities ...............................          5,078,996           4,409,938           4,134,772
                                                     -----------         -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments
     and assets held for sale ...............         (1,025,133)           (724,380)           (540,072)
   Proceeds from collection of mortgage
     loan investments .......................                 --                  --           1,404,026
   Mortgage loan investments -
     affiliates .............................            (75,000)         (2,336,029)         (3,409,396)
   Proceeds from collection of mortgage
     loan investments - affiliates ..........          5,724,999              72,302             952,538
                                                     -----------         -----------         -----------
Net cash provided by (used in)
   investing activities .....................          4,624,866          (2,988,107)         (1,592,904)
                                                     -----------         -----------         -----------

Cash flows from financing activities:
   Net increase in cash segregated
     for repurchase of limited
     partnership units ......................             (6,340)             (7,729)             (6,371)
   Proceeds from revolving credit
     agreement ..............................                 --           2,336,029           1,101,619
   Repayment of revolving credit
     Agreement ..............................         (3,437,648)                 --                  --
   Repurchase of limited partnership
     units ..................................           (332,928)           (332,928)           (332,928)
   Distributions to limited partners ........         (5,522,998)         (3,999,970)         (5,999,994)
                                                     -----------         -----------         -----------
Net cash used in financing activities .......         (9,299,914)         (2,004,598)         (5,237,674)
                                                     -----------         -----------         -----------

Net increase (decrease) in cash and
   cash equivalents .........................            403,948            (582,767)         (2,695,806)

Cash and cash equivalents at
   beginning of year ........................          2,440,084           3,022,851           5,718,657
                                                     -----------         -----------         -----------

Cash and cash equivalents at end
   of year ..................................        $ 2,844,032         $ 2,440,084         $ 3,022,851
                                                     ===========         ===========         ===========

See discussion of non-cash investing activities in Note 6 - "Mortgage Loan Investments - Affiliates."

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                              For the Years Ended December 31,
                                                     ---------------------------------------------------
                                                         1998               1997                1996
                                                     -----------         -----------         -----------
Net income ..................................        $ 2,815,090         $ 2,788,653         $ 2,245,414
                                                     -----------         -----------         -----------

Adjustments to reconcile net income to
   net cash  provided  by  operating
   activities:
   Depreciation and amortization ............          1,350,150           1,432,871           1,628,699
   Amortization of deferred borrowing
     costs ..................................                 --              48,765              97,530
   Gain on extinguishment of mortgage
     loan investment ........................                 --                  --             (52,841)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits .............................            (18,674)             (7,341)            (13,187)
     Accounts receivable ....................            248,288            (128,883)              1,893
     Accrued interest receivable ............             52,785             (21,791)             (8,636)
     Prepaid expenses and other
       assets ...............................             (7,384)             49,604              98,482
     Accounts payable and accrued
       expenses .............................            (36,892)             29,914               9,164
     Payable to affiliates ..................            688,750             171,208             117,793
     Security deposits and deferred
       rental revenue .......................            (13,117)             46,938              10,461
                                                     -----------         -----------         -----------

         Total adjustments ..................          2,263,906           1,621,285           1,889,358
                                                     -----------         -----------         -----------

Net cash provided by operating
   activities ...............................        $ 5,078,996         $ 4,409,938         $ 4,134,772
                                                     ===========         ===========         ===========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

In 1992, the Partnership used a portion of proceeds from a mortgage note payable to make nonrecourse mortgage loans to affiliates of the General Partner in accordance with the Amended Partnership Agreement. The mortgage note payable was repaid by the Partnership in 1995, and a $5 million revolving credit agreement was obtained that was used to fund additional loans made to affiliates of the General Partner. The balance of the revolving credit agreement was repaid by the Partnership in 1998 as further discussed in Note 7 - "Revolving Credit Agreement." The loans made to affiliates are secured by revenue-producing real estate and are either junior or senior to other indebtedness as more fully described in Note 6 - "Mortgage Loan Investments - Affiliates."

The Partnership is engaged in the ownership, operation and management of commercial real estate and the servicing of mortgage loan investments secured by real estate. At December 31, 1998, the Partnership had one mortgage loan investment to an affiliate of the General Partner as described in Note 6 - "Mortgage Loan Investments Affiliates" and owned ten revenue-producing properties as described in Note 4 - "Real Estate Investments."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation and amortization on these assets cease at the time they are placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997, and 1996 have been made in accordance with these provisions.

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

The Partnership distributed $5,522,998, $3,999,970, and $5,999,994 of cash from operations in 1998, 1997, and 1996, respectively. No distributions were paid to the General Partner in 1998, 1997 or 1996. During the last week of March 1999, the Partnership distributed approximately $1,508,000 to the limited partners of record as of March 1, 1999.

Net Income Per Hundred Limited Partnership Units
------------------------------------------------

Net income per one hundred Units is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding expressed in hundreds. Per unit information has been computed based on 51,999, 52,369 and 52,739 (in hundreds) Units outstanding in 1998, 1997 and 1996, respectively.

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and
 .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                      For the Years Ended December 31,
                                              ----------------------------------------------
                                                  1998             1997              1996
                                              ----------        ----------        ----------
Property management fees .............        $  508,726        $  462,289        $  435,159
Charged to general and
   administrative - affiliates:
   Partnership administration ........           287,865           270,653           314,832
   Asset management fee ..............           614,793           609,279           578,062
                                              ----------        ----------        ----------
                                              $1,411,384        $1,342,221        $1,328,053
                                              ==========        ==========        ==========

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the limited partners received distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative, were accrued in the years earned and are to be paid when conditions are met. Conditions for payment have not yet been met and, at December 31, 1998 and 1997, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions. See Note 6 - "Mortgage Loan Investments - Affiliates" for a discussion of these transactions.

Payable to affiliates at December 31, 1998 and 1997  consisted  primarily of the performance incentive fee of $141,647 accrued in prior years, property management fees, Partnership general and administrative expenses, asset management fees and prepaid interest as further discussed in Note 6 - "Mortgage Loan Investments - Affiliates." Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $13,867,070 in 1998, $12,759,576 in 1997 and $12,040,518 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and         Depreciation         Net Book
       1998                         Land           Improvements        and Amortization         Value
       ----                    --------------      --------------      ---------------     --------------

AAA Sentry
   N. Lauderdale, FL           $       70,337      $      799,102      $     (279,130)     $      590,309
Forest Hill
   W. Palm Beach, FL                  510,780           2,028,226            (691,111)          1,847,895
Fountainbleau
   Miami, FL                          287,114           1,437,444            (428,035)          1,296,523
Kendall Sunset
   Miami, FL                          672,756           3,957,464          (1,313,096)          3,317,124
Margate
   Margate, FL                        233,575           1,387,811            (486,230)          1,135,156
Military Trail
   W. Palm Beach, FL                  571,715           1,874,290            (649,719)          1,796,286
One Corporate Center I
   Edina, MN                          925,000           6,175,817          (2,921,088)          4,179,729
One Corporate Center III
   Edina, MN                          925,000           6,542,505          (3,388,473)          4,079,032
                                -------------       -------------       -------------       -------------
                               $    4,196,277      $   24,202,659      $  (10,156,882)     $   18,242,054
                                =============       =============       =============       ==============

                                                                         Accumulated
                                                   Buildings and         Depreciation          Net Book
       1997                         Land           Improvements        and Amortization         Value
       ----                    --------------      --------------      ----------------    --------------

AAA Sentry                     $       70,337      $      612,992      $     (211,565)     $      471,764
Forest Hill                           510,780           1,995,632            (598,301)          1,908,111
Fountainbleau                         287,114           1,237,674            (351,439)          1,173,349
Kendall Sunset                        672,756           3,915,577          (1,144,141)          3,444,192
Margate                               233,575           1,354,964            (411,706)          1,176,833
Military Trail                        571,715           1,869,813            (560,022)          1,881,506
One Corporate Center I                925,000           5,975,937          (2,563,037)          4,337,900
One Corporate Center III              925,000           6,278,442          (2,966,521)          4,236,921
                                -------------       -------------       -------------       -------------
                               $    4,196,277      $   23,241,031      $   (8,806,732)     $   18,630,576
                                =============       =============       =============       =============

On August 1, 1997, the General Partner placed AAA Century Airport Self-Storage, located in Inglewood, California, on the market for sale. Accordingly, the property was classified as such at December 31, 1998 and 1997 with a net book value of $1,913,276 and $1,908,947, respectively.

On August 1, 1997, the General Partner placed Burbank Mini-Storage, located in Burbank, California, on the market for sale. Accordingly, the property was classified as such at December 31, 1998 and 1997 with a net book value of $2,700,110 and $2,640,934, respectively.

 The results of operations for the assets held for sale were $1,050,539, $836,166 and $724,265 for the years ended December 31, 1998, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its office buildings under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1998 are as follows:

            1999....................................        $ 3,055,918
            2000....................................          2,896,147
            2001....................................          2,262,079
            2002....................................          1,483,799
            2003....................................            490,709
            Thereafter..............................             73,549
                                                             ----------
              Total                                         $10,262,201
                                                             ==========

Future minimum rents do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $267,686, $265,764 and $132,563 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in rental revenue on the Statements of Operations.

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

Subsequent to the April 1994 modification, interest income was recorded at an interest rate that equated the expected future cash flows to the mortgage loan investment balance. The expected cash flows changed slightly from year to year. Additionally, any changes in the allowance for impairment that resulted from changes in the discount rate or passage of time were also recorded as interest income. This accounting treatment resulted in the recognition of $32,444 of interest income for the year ended December 31, 1996. The effective interest rate of this interest income was 10.8%. Interest income of $32,444 would have been recognized under the terms of the modification agreement for the year ended December 31, 1996, if the Partnership had not adopted SFAS 114.

NOTE 6 - MORTGAGE LOAN INVESTMENTS - AFFILIATES
-----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make nonrecourse mortgage loans to affiliates of the General Partner so long as such loans meet certain conditions, including that such loans bear interest at a rate equal to the prime lending rate of Bank of America plus 2.5%, or plus 3.5% if the loan is junior to other indebtedness. These loans are secured by revenue-producing real estate and may be either junior or senior to other indebtedness secured by such property. At December 31, 1998, the Partnership had one outstanding first priority mortgage loan investment to an affiliate of $1,306,488. For the year ended December 31, 1998, the Partnership recognized $414,070 of interest income related to affiliate loans. The following sets forth the Partnership's mortgage loan investments to affiliates of the General Partner at December 31, 1998 and 1997. Loans were funded by the proceeds from the mortgage note payable entered into in October 1992, the line of credit obtained in June 1995 (see Note 7 - "Revolving Credit Agreement") or other available funds. Interest only payments are due monthly. The monthly payment varies according to the prime lending rate.

                                   Mortgage      Annual
                                   Lien          Interest                                 December 31,
Property                           Position      Rate % (a)       Maturity             1998             1997
--------                           ---------     ----------       -----------     -------------   --------------

McNeil Pension Investment
   Fund, Ltd.:
   Brice Road Office
     Building                      First           11.00             05/98        $           -   $      411,062
   Verre Center Office
     Building                      First           11.00             11/99            1,306,488          820,426
McNeil Real Estate Fund X,
   Ltd.:
   La Plaza Business Center        First           11.00             02/00                    -        3,136,029
McNeil Real Estate Fund
   XI, Ltd.:
   The Village Apartments          First           11.00             11/99                    -        2,588,970
                                                                                  -------------    -------------
                                                                                 $    1,306,488   $    6,956,487
                                                                                  =============    =============

(a) The loans bear interest at the prime lending rate of Bank of America plus 2.5% for senior priority loans and prime plus 3.5% for junior priority loans. The prime lending rate was 7.75% at December 31, 1998 and 8.5% at December 31, 1997.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment, $72,302 of which was repaid in 1997. This loan was secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. On May 1, 1998, McPIF repaid the loan with proceeds received from a new loan from the Partnership secured by Verre Center Office Building, as discussed below.

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McPIF at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. An additional $75,000 was borrowed in January 1998. McPIF borrowed an additional $411,062 in May 1998 and repaid the $411,062 mortgage loan investment secured by Brice Road Office Building located in Reynoldsburg, Ohio. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

On February 28, 1997, the Partnership loaned $2,336,029 to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). On August 1, 1997, the mortgage note was amended and the principal balance was increased by $800,000, for total borrowings from the Partnership of $3,136,029. Fund X used the $800,000 additional proceeds to repay the $800,000 mortgage loan investment secured by Lakeview Plaza Shopping Center, as discussed below. This loan was secured by a first lien on La Plaza Business Center located in Las Vegas, Nevada and was paid in full in June 1998.

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

On October 25, 1996, the Partnership loaned $2,588,970 to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). This loan was secured by a first lien on The Village Apartments located in Gresham, Oregon. This loan was paid in full in May 1998.

In order to induce the Partnership to lend funds to the foregoing affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime plus 2.5% or prime plus 3.5%) and the interest rate actually paid by Fund X, Fund XI and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. At December 31, 1998, 1997 and 1996, the General Partner had paid $19,557,
$113,432 and $78,391, respectively, representing the aggregate amount of interest which would be owed for one year pursuant to this arrangement. In addition, the General Partner paid $62,761, $139,236 and $83,510 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1998, 1997 and 1996, respectively. All other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met at December 31, 1998, 1997 and 1996, in connection with these loans.

A summary of activity for the mortgage loan investments - affiliates is as follows:

                                                     For the Years Ended December 31,
                                           ----------------------------------------------------
                                              1998                1997                 1996
                                           ------------        ------------        ------------
Balance at beginning of year.......        $ 6,956,487         $ 4,692,760         $ 2,235,902
Mortgage loans funded .............             75,000           2,336,029           3,409,396
Mortgage loans repaid .............         (5,724,999)            (72,302)           (952,538)
                                           -----------         -----------         -----------
Balance at end of year ............        $ 1,306,488         $ 6,956,487         $ 4,692,760
                                           ===========         ===========         ===========

Based on the lending rates prescribed by the Amended  Partnership  Agreement for
each    applicable    affiliate,    the   fair    value   of    mortgage    loan
investments-affiliates approximated book value at December 31, 1998 and 1997.

The cost of the mortgage loan investments for Federal income tax purposes is the same as the carrying amount for financial statement purposes.

NOTE 7 - REVOLVING CREDIT AGREEMENT
-----------------------------------

The following sets forth the revolving credit agreement of the Partnership at December 31, 1998 and 1997. The revolving credit agreement was secured by the related real estate investments.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                 December 31,
Property                 Position         Rate %          Maturity              1998             1997
--------                 ------------     ------       ----------------    --------------    ------------

Kendall Sunset,
One Corporate
Center I and
One Corporate
Center III               First             9% (a)          (a)   7/99       $          -     $  3,437,648
                                                                             ===========      ===========

(a) The interest rate and monthly payment varied based on the PNC Bank prime lending rate plus 1/2%. The rate listed above represents the rate in effect as of June 1998, when the loan was repaid.

A $5 million revolving credit agreement was secured by the Partnership in June 1995. The Partnership had borrowed $3,437,648 under the revolving credit agreement at December 31, 1997. Any borrowings under the revolving credit agreement bore interest at prime plus one-half of one percent or a LIBOR-based rate, if so elected by the Partnership. The Partnership was required to pay a commitment fee equal to one-quarter of one percent per annum on any unused portion of the line of credit. Total commitment fees paid during 1998, 1997 and 1996 were $5,538, $3,887 and $12,708, respectively. In 1995, the Partnership incurred loan costs of $195,059 related to the line of credit. The line of credit, which originally expired in July 1997, was extended during 1997 to mature in July 1999 and was secured by One Corporate Center I and III office buildings and Kendall Sunset Mini-Storage. The line of credit contained financial covenants that required the Partnership to maintain an Interest Expense Coverage Ratio of 3:1, as defined, among other restrictions. The Partnership was in compliance with all financial covenants associated with the revolving credit agreement as of December 31, 1998 and 1997. The balance of the loan was paid in full in June 1998 and the revolving credit agreement was cancelled by the Partnership in March 1999.

In February 1997, $2,336,029 was borrowed by the Partnership under the revolving credit agreement and loaned to an affiliate of the General Partner (see Note 6 - "Mortgage Loan Investments - Affiliates").

Based on borrowing rates currently available to the Partnership for long-term debt with similar terms and average maturities, the fair value of the revolving credit agreement borrowings approximated book value at December 31, 1997.

NOTE 8 - REPURCHASE OF LIMITED PARTNERSHIP UNITS
------------------------------------------------

Under the provisions of both the original partnership agreement and the Amended Partnership Agreement, the Partnership is required to repurchase Units in amounts totaling up to 0.6% of gross proceeds per year. The repurchase amount is equal to the lesser of 90% of adjusted invested capital, or $9 per Unit. Repurchase is based on written requests from limited partners submitted between October 1 and October 20 of each year. The requirement was first effective in 1989. In January 1999, 1998 and 1997, $332,928 was used each period to repurchase 36,992 Units each period for requests submitted in 1998, 1997 and 1996, respectively.

NOTE 9  - LEGAL PROCEEDINGS
----------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost               Cumulative        Capitalized
                            Related                           Buildings and      Write-down for     Subsequent
Description             Encumbrances             Land         Improvements       Impairment (a)   To Acquisition
-----------             ------------             ----         -------------      ---------------  --------------

MINI-STORAGE WAREHOUSES:

AAA Sentry
   N. Lauderdale, FL      $             -   $        69,890   $       380,110   $            -    $      419,439

Forest Hill
   West Palm Beach, FL                  -           507,422         1,862,578                -           169,006

Fountainbleau
   Miami, FL                            -           285,854           864,146                -           574,558

Kendall Sunset
   Miami, FL                            -           672,000         3,808,000                -           150,220

Margate
   Margate, FL                          -           233,101         1,156,899                -           231,386

Military Trail
   West Palm Beach, FL                  -           568,405         1,681,595                -           196,005

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                            -           925,000         5,250,000       (1,300,000)        2,225,817

One Corporate Center III
   Edina, MN                            -           925,000         5,255,000       (1,300,000)        2,587,505
                           --------------    --------------    --------------     ------------     -------------
                          $             -   $     4,186,672   $    20,258,328    $  (2,600,000)   $    6,553,936
                           ==============    ==============    ==============     ============     =============

Assets Held for Sale (c):

AAA Century Airport
   Inglewood, CA          $             -

Burbank
   Burbank, CA                          -
                           --------------
                          $             -
                           ==============


(a)  The carrying  values of One  Corporate  Center I and III Office   Buildings
     were each reduced by $1,300,000 in 1991.

(c) Assets held for sale are stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (b)      and Amortization
-----------                      ----            -------------         ---------      ----------------
MINI-STORAGE WAREHOUSES:

AAA Sentry
   N. Lauderdale, FL         $        70,337    $       799,102   $        869,439    $     (279,130)

Forest Hill
   West Palm Beach, FL               510,780          2,028,226          2,539,006          (691,111)

Fountainbleau
   Miami, FL                         287,114          1,437,444          1,724,558          (428,035)

Kendall Sunset
   Miami, FL                         672,756          3,957,464          4,630,220        (1,313,096)

Margate
   Margate, FL                       233,575          1,387,811          1,621,386          (486,230)

Military Trial
   West Palm Beach, FL               571,715          1,874,290          2,446,005          (649,719)

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                         925,000          6,175,817          7,100,817        (2,921,088)

One Corporate Center III
   Edina, MN                         925,000          6,542,505          7,467,505        (3,388,473)
                              --------------     --------------    ---------------     -------------
                             $     4,196,277    $    24,202,659   $     28,398,936    $  (10,156,882)
                              ==============     ==============    ===============     =============

Assets Held for Sale (c):

AAA Century Airport
   Inglewood, CA                                                 $       1,913,276

Burbank
   Burbank, CA                                                           2,700,110
                                                                  ----------------
                                                                 $       4,613,386
                                                                  ================

(b) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $36,691,467 and accumulated depreciation was $7,919,529 at December 31, 1998.

(c) Assets held for sale are stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998


                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              Lives (Years)
-----------                   ------------                --------              -------------

MINI-STORAGE WAREHOUSES:

AAA Sentry
   N. Lauderdale, FL            1987                        10/90                   5-25

Forest Hill
   West Palm Beach, FL          1985                        08/90                   5-25

Fountainbleau
   Miami, FL                    1987                        11/90                   5-25

Kendall Sunset
   Miami FL                     1986                        10/90                   5-25

Margate
   Margate, FL                  1985                        10/90                   5-25

Military Trial
   West Palm Beach, FL          1986                        08/90                   5-25

OFFICE BUILDINGS:

One Corporate Center I
   Edina, MN                    1979                        12/89                   5-25

One Corporate Center III
   Edina, MN                    1980                        12/89                   5-25


Assets Held for Sale (c):

AAA Century Airport
   Inglewood, CA                1987                        09/90

Burbank
   Burbank, CA                  1987                        09/90


(c) Assets held for sale are stated at lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the assets are placed on the market for sale.

                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXVII, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                                 For the Years Ended December 31,
                                                        -----------------------------------------------------
                                                             1998                1997                1996
                                                        ------------        ------------         ------------
Real estate investments:

Balance at beginning of year ...................        $ 27,437,308        $ 32,563,740         $ 32,023,668

Improvements ...................................             961,628             720,137              540,072

Reclassification to assets held for sale .......                  --          (5,846,569)                  --
                                                        ------------        ------------         ------------

Balance at end of year .........................        $ 28,398,936        $ 27,437,308         $ 32,563,740
                                                        ============        ============         ============


Accumulated depreciation and amortization:

Balance at beginning of year ...................        $  8,806,732        $  8,674,792         $  7,046,093

Depreciation and amortization ..................           1,350,150           1,432,871            1,628,699

Reclassification to assets held for sale .......                  --          (1,300,931)                  --
                                                        ------------        ------------         ------------

Balance at end of year .........................        $ 10,156,882        $  8,806,732         $  8,674,792
                                                        ============        ============         ============


Assets Held for Sale:

Balance at beginning of year ...................        $  4,549,881        $         --         $         --

Reclassification to assets held for sale .......                  --           4,545,638                   --

Improvements ...................................              63,505               4,243                   --
                                                        ------------        ------------         ------------

Balance at end of year .........................        $  4,613,386        $  4,549,881         $         --
                                                        ============        ============         ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

     (B) Security ownership of management.

           The General Partner and the officers and directors of its general partner, collectively own 670,634 limited partnership units, which represents 13% of the outstanding limited partnership units at February 1, 1999.

     (C)   Change in control.

           None

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. For the year ended December 31, 1998, the Partnership paid or accrued $614,793 of such asset management fees.

Until March 13, 1991, the Original General Partner was entitled to receive, out of cash from operations, a performance incentive fee equal to 20% of all points received by the Partnership on mortgage loans if the Unit holders receive distributions of cash from operations equal to a 10% cumulative noncompounding annual return on their original capital investment. Such fees were cumulative and were accrued in the years earned and are to be paid when conditions are met. Conditions for payment have not yet been met and, at December 31, 1998, $141,647 of amounts accrued in prior years are included in payable to affiliates on the Balance Sheets.

The Partnership pays property management fees equal to 5% of the gross rental receipts of mini-storage properties (6% for commercial) to McREMI, an affiliate of the General Partner, for providing property management services.
Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $796,591 of such property management fees and reimbursements. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 2 - "Transactions With Affiliates."

Under the terms of the Amended Partnership Agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of either prime of Bank of America plus 2.5% or prime plus 3.5%, depending on whether the security for such loans is first priority or junior priority.

On May 1, 1992, the Partnership agreed to loan an aggregate of $1.115 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). A total of $483,364 was borrowed by McPIF pursuant to this commitment, $72,302 of which was repaid in 1997. This loan was secured by a first lien on Brice Road Office Building located in Reynoldsburg, Ohio. The original loan matured in May 1995, at which time a new loan under substantially the same terms was executed. On May 1, 1998, McPIF repaid the loan with proceeds received from a new loan from the Partnership secured by Verre Center Office Building, as discussed below.

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McPIF at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. An additional $75,000 was borrowed in January 1998. McPIF borrowed an additional $411,062 in May 1998 and repaid the $411,062 mortgage loan investment secured by Brice Road Office Building located in Reynoldsburg, Ohio. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

On February 28,1997, the Partnership loaned $2,336,029 to McNeil Real Estate Fund X, Ltd. ("Fund X"), at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund X in connection with borrowings from affiliates pursuant to Fund X's partnership agreement). On August 1, 1997, the mortgage note was amended and the principal balance was increased by $800,000, for total borrowings from the Partnership of $3,136,029. Fund X used the $800,000 additional proceeds to repay an $800,000 mortgage loan investment secured by Lakeview Plaza Shopping Center. This loan was secured by a first lien on La Plaza Business Center located in Las Vegas, Nevada. The loan was paid in full in June 1998.

On October 25, 1996, the Partnership loaned $2,588,970 to McNeil Real Estate Fund XI, L.P. ("Fund XI") at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by Fund XI in connection with borrowings from affiliates pursuant to Fund XI's partnership agreement). This loan was secured by a first lien on The Village Apartments located in Gresham, Oregon. The loan was paid in full in May 1998.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner entered into agreements with the Partnership whereby the General Partner agreed to pay: (i) the difference between the interest rate required by the Partnership's Amended Partnership Agreement to be charged to affiliates (either prime of Bank of America plus 2.5% or 3.5%) and the interest rate actually paid by Fund X, Fund XI and McPIF to the Partnership (prime plus 1%), and (ii) all points (1.5% of the principal amount if a first priority security interest is obtained and 2% of the principal amount if a junior priority security interest is obtained), closing costs and expenses required to be received by the Partnership pursuant to the Partnership's Amended Partnership Agreement in connection with such affiliated financing arrangements. At December 31, 1998, the General Partner had paid $19,557, representing the aggregate amount of interest which would be owed for one year pursuant to this arrangement. In addition, the General Partner paid $62,761 of interest, points, closing costs and expenses required to be received by the Partnership on all affiliate loans during 1998. In connection with these loans, all other requirements for affiliated loans, as specified in the Partnership's Amended Partnership Agreement, were met.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  ------------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A)   Exhibits

      Exhibit
      Number                      Description
      --------                    -----------
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


(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1998.

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          McNEIL REAL ESTATE FUND XXVII, L.P.

                          By:  McNeil Partners, L.P., General Partner

                               By: McNeil Investors, Inc., General Partner



March 31, 1999                 By: /s/  Robert A. McNeil
--------------                    ----------------------------------------------
Date                               Robert A. McNeil
                                   Chairman of the Board and Director
                                   Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999                 By: /s/  Ron K. Taylor
--------------                    ----------------------------------------------
Date                               Ron K. Taylor
                                   President and Director of McNeil
                                     Investors, Inc.
                                   (Principal Financial Officer)



March 31, 1999                 By: /s/  Carol A. Fahs
--------------                    ----------------------------------------------
Date                               Carol A. Fahs
                                   Vice President of McNeil Investors, Inc.
                                   (Principal Accounting Officer)