Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXVII LP
filed 1999-05-17
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended               March 31, 1999
                                     -------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,          December 31,
                                                                             1999                 1998
                                                                         -------------        ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $  4,196,277         $  4,196,277
   Buildings and improvements ...................................          24,241,931           24,202,659
                                                                         ------------         ------------
                                                                           28,438,208           28,398,936
   Less:  Accumulated depreciation and amortization .............         (10,487,553)         (10,156,882)
                                                                         ------------         ------------
                                                                           17,950,655           18,242,054

Assets held for sale ............................................           4,613,386            4,613,386

Mortgage loan investments - affiliates ..........................           1,306,488            1,306,488
Cash and cash equivalents .......................................           2,788,107            2,844,032
Cash segregated for security deposits and repurchase
   of limited partnership units .................................             135,246              467,207
Accounts receivable .............................................             184,573              178,537
Accrued interest receivable .....................................              11,374               12,206
Prepaid expenses and other assets ...............................             165,689              177,461
                                                                         ------------         ------------
                                                                         $ 27,155,518         $ 27,841,371
                                                                         ============         ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-------------------------------------------

Accounts payable and accrued expenses ...........................        $     79,995         $     70,657
Accrued property taxes ..........................................             299,257                   --
Payable to limited partners .....................................                  --              332,928
Payable to affiliates ...........................................           1,378,297            1,230,795
Security deposits and deferred rental revenue ...................             282,870              248,650
                                                                         ------------         ------------
                                                                            2,040,419            1,883,030
                                                                         ------------         ------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership
     units authorized; 5,162,909 limited partnership units
     outstanding at March 31, 1999 and December 31, 1998 ........          25,157,340           26,007,139
   General Partner ..............................................             (42,241)             (48,798)
                                                                         ------------         ------------
                                                                           25,115,099           25,958,341
                                                                         ------------         ------------
                                                                         $ 27,155,518         $ 27,841,371
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  ----------        ----------
Revenue:
   Rental revenue ........................................        $2,279,983        $2,203,177
   Interest income on mortgage loan investments -
     affiliates ..........................................            32,188           190,288
   Other interest income .................................            40,799            39,088
                                                                  ----------        ----------
     Total revenue .......................................         2,352,970         2,432,553
                                                                  ----------        ----------

Expenses:
   Interest ..............................................             3,194            96,035
   Depreciation and amortization .........................           330,671           332,208
   Property taxes ........................................           299,257           283,836
   Personnel costs .......................................           202,377           224,698
   Utilities .............................................           114,345           106,402
   Repairs and maintenance ...............................           156,689           138,995
   Property management fees - affiliates .................           126,875           121,495
   Other property operating expenses .....................           139,857           147,812
   General and administrative ............................            93,746           128,428
   General and administrative - affiliates ...............           230,303           227,373
                                                                  ----------        ----------
     Total expenses ......................................         1,697,314         1,807,282
                                                                  ----------        ----------

Net income ...............................................        $  655,656        $  625,271
                                                                  ==========        ==========


Net income allocable to limited partners .................        $  649,099        $  619,018
Net income allocable to General Partner ..................             6,557             6,253
                                                                  ----------        ----------
Net income ...............................................        $  655,656        $  625,271
                                                                  ==========        ==========


Net income per weighted average hundred limited
   partnership units .....................................        $    12.57        $    11.90
                                                                  ==========        ==========

Distributions per weighted average hundred limited
   partnership units .....................................        $    29.03        $    43.21
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                             Total
                                                    General             Limited             Partners'
                                                    Partner             Partners         Equity (Deficit)
                                                 -------------        -------------      ----------------
Balance at December 31, 1997 ............        $    (76,949)        $ 29,076,126         $ 28,999,177

Net income ..............................               6,253              619,018              625,271

Distributions to limited partners........                  --           (2,247,060)          (2,247,060)
                                                 ------------         ------------         ------------

Balance at March 31, 1998 ...............        $    (70,696)        $ 27,448,084         $ 27,377,388
                                                 ============         ============         ============


Balance at December 31, 1998 ............        $    (48,798)        $ 26,007,139         $ 25,958,341

Net income ..............................               6,557              649,099              655,656

Distributions to limited partners .......                  --           (1,498,898)          (1,498,898)
                                                 ------------         ------------         ------------

Balance at March 31, 1999 ...............        $    (42,241)        $ 25,157,340         $ 25,115,099
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Three Months Ended
                                                                       March 31,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------

Cash flows from operating activities:
   Cash received from tenants .....................        $ 2,292,684         $ 2,304,967
   Cash paid to suppliers .........................           (671,002)           (780,244)
   Cash paid to affiliates ........................           (209,676)           (122,908)
   Interest received ..............................             40,799              39,088
   Interest received from affiliates ..............             33,020             189,588
   Interest paid ..................................             (3,194)            (96,035)
                                                           -----------         -----------
Net cash provided by operating activities .........          1,482,631           1,534,456
                                                           -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale .........................            (39,272)           (426,971)
   Mortgage loan investments - affiliates .........                 --             (75,000)
                                                           -----------         -----------
Net cash used in investing activities .............            (39,272)           (501,971)
                                                           -----------         -----------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units ......            332,542             331,782
   Repurchase of limited partnership units ........           (332,928)           (332,928)
   Distributions to limited partners ..............         (1,498,898)         (2,247,060)
                                                           -----------         -----------
Net cash used in financing activities .............         (1,499,284)         (2,248,206)
                                                           -----------         -----------

Net decrease in cash and cash equivalents .........            (55,925)         (1,215,721)

Cash and cash equivalents at beginning of
   period .........................................          2,844,032           2,440,084
                                                           -----------         -----------

Cash and cash equivalents at end of period ........        $ 2,788,107         $ 1,224,363
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                     Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               -----------         -----------
Net income ............................................        $   655,656         $   625,271
                                                               -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization ......................            330,671             332,208
   Changes in assets and liabilities:
     Cash segregated for security deposits ............               (581)               (335)
     Accounts receivable ..............................             (6,036)            111,631
     Accrued interest receivable ......................                832                (700)
     Prepaid expenses and other assets ................             11,772              17,644
     Accounts payable and accrued expenses ............              9,338             (63,818)
     Accrued property taxes ...........................            299,257             283,836
     Payable to affiliates ............................            147,502             225,960
     Security deposits and deferred rental
       revenue ........................................             34,220               2,759
                                                               -----------         -----------

       Total adjustments ..............................            826,975             909,185
                                                               -----------         -----------

Net cash provided by operating activities .............        $ 1,482,631         $ 1,534,456
                                                               ===========         ===========






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXVII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

The Partnership is paying an asset management fee, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $860,074 and $768,885 were outstanding at March 31, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                         Three Months Ended
                                                             March 31,
                                                    ------------------------
                                                        1999          1998
                                                    ----------    ----------

Property management fees......................      $  126,875    $  121,495
Charged to general and administrative -
   affiliates:
   Partnership administration.................           82,291       69,177
   Asset management fee.......................          148,012      158,196
                                                     ----------    ---------
                                                    $   357,178   $  348,868
                                                     ==========    =========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $75,000 during the first three months of 1998. No loans were made or repaid during the first three months of 1999.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $32,188 and $190,288 for the three months ended March 31, 1999 and 1998, respectively, of which $4,832 and $25,948, respectively, was paid or payable by the General Partner.

Payable to affiliates at March 31, 1999 and December 31, 1998 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
-------

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). The prime lending rate was 7.75% at March 31, 1999 and December 31, 1998 and was 8.5% at March 31, 1998. In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. An additional $75,000 was borrowed in January 1998. McPIF borrowed an additional $411,062 in May 1998 and repaid a $411,062 mortgage loan investment secured by Brice Road Office Building. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

NOTE 5.
-------

In June 1998, the Partnership paid off the $3,437,648 balance of its revolving credit agreement. Any borrowings under the revolving credit agreement bore interest at prime plus one-half of one percent or a LIBOR-based rate, if so elected by the Partnership. The Partnership was required to pay a commitment fee equal to one-quarter of one percent per annum on any unused portion of the line of credit. The revolving credit agreement was cancelled by the Partnership in March 1999.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1998. The Partnership reported net income for the first three months of 1999 of $655,656 as compared to $625,271 for the first three months of 1998. Revenues were $2,352,970 for the first three months of 1999 and $2,432,553 for the same period in 1998. Expenses were $1,697,314 in the first quarter of 1999 as compared to $1,807,282 in the first quarter of 1998.

Net cash provided by operating activities was $1,482,631 for the three months ended March 31, 1999. The Partnership expended $39,272 for capital improvements, paid $332,928 for the repurchase of limited partnership units (excluding a decrease in cash segregated for the repurchase of limited partnership units of $332,542) and distributed $1,498,898 to the limited partners. Cash and cash equivalents totaled $2,788,107 at March 31, 1999, a net decrease of $55,925 from the balance at December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $79,583 for the three months ended March 31, 1999 as compared to the same period in the prior year. The decrease was mainly due to a decrease in interest income on mortgage loan investments affiliates, as discussed below.

Interest income on mortgage loan investments - affiliates decreased by $158,100 for the first three months of 1999 as compared to the same period in 1998. The decrease was mainly due to the collection of approximately $5.7 million of affiliate loans in the second quarter of 1998.

Expenses:

Total expenses decreased by $109,968 for the three months ended March 31, 1999 as compared to the same period in the prior year, as discussed below.

Interest expense for the three months ended March 31, 1999 decreased by $92,841 in relation to the respective period in the prior year, due to the payoff of the Partnership's line of credit in June 1998 and cancellation of the line of credit agreement in March 1999.

Repairs and maintenance for the three month period ended March 31, 1999 increased by $17,694 as compared to the same period in 1998. The increase was mainly due to an increase in snow removal costs at One Corporate Center I and III due to greater snowfall in the first quarter of 1999 in Minnesota, where the office buildings are located.

General and administrative expenses decreased by $34,682 for first three months of 1999 in relation to the same period in 1998. The decrease was mainly due to a greater amount of costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,482,631 of cash through operating activities in the first three months of 1999 as compared to $1,534,456 for the same period in 1998. Interest received from affiliates decreased in 1999 due to the repayment of affiliate advances in June 1998, as previously discussed. This decrease in cash provided by operating activities was partially offset by a decrease in cash paid to suppliers, mainly due to a decrease in general and administrative costs, as discussed above, and a decrease in interest paid due to the repayment of the Partnership's line of credit in June 1998.

The Partnership expended $39,272 and $426,971 for capital improvements to its properties in the first three months of 1999 and 1998, respectively. In the first quarter of 1998, the roof at AAA Sentry Mini-Storage was replaced and the exterior of Forest Hill, Margate and Kendall Sunset mini-storages were repainted. In addition, a greater amount of tenant improvements was performed at the two office buildings in the first quarter of 1998.

The Partnership loaned $75,000 to an affiliate of the General Partner in the first three months of 1998. No affiliate loans were made or repaid in the first quarter of 1999.

The Partnership distributed $1,498,898 and $2,247,060 to the limited partners in the first three months of 1999 and 1998, respectively.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $2,788,107.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1999. The Partnership has budgeted approximately $1.05 million for necessary capital improvements for all properties in 1999 which is expected to be funded from available cash reserves or from operations of the properties.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

                           PART II. OTHER INFORMATION

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

         11. Statement regarding computation of Net Income per Hundred Limited Partnership Units. Net income per one hundred limited partnership units is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding (expressed in hundreds). Per unit information has been computed based on 51,629 and 51,999 weighted average limited partnership units (in hundreds) outstanding in 1999 and 1998.

         27. Financial Data Schedule for the quarter ended March 31, 1999.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XXVII, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner








May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
--------------                     ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)