Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1999-08-16
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended     June 30, 1999
                                     -------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,           December 31,
                                                                         1999                 1998
                                                                    -------------        -------------
ASSETS
------

Real estate investments:
   Land ....................................................        $  4,196,277         $  4,196,277
   Buildings and improvements ..............................          24,335,354           24,202,659
                                                                    ------------         ------------
                                                                      28,531,631           28,398,936
   Less:  Accumulated depreciation and amortization ........         (10,792,807)         (10,156,882)
                                                                    ------------         ------------
                                                                      17,738,824           18,242,054

Assets held for sale .......................................           4,613,386            4,613,386

Mortgage loan investments - affiliates .....................           1,306,488            1,306,488
Cash and cash equivalents ..................................           3,656,065            2,844,032
Cash segregated for security deposits and repurchase
   of limited partnership units ............................             206,447              467,207
Accounts receivable ........................................             218,778              178,537
Accrued interest receivable ................................              11,007               12,206
Prepaid expenses and other assets ..........................             371,387              177,461
                                                                    ------------         ------------
                                                                    $ 28,122,382         $ 27,841,371
                                                                    ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses ......................        $    227,607         $     70,657
Accrued property taxes .....................................             180,972                   --
Payable to limited partners ................................                  --              332,928
Payable to affiliates ......................................           1,575,755            1,230,795
Security deposits and deferred rental revenue ..............             331,164              248,650
                                                                    ------------         ------------
                                                                       2,315,498            1,883,030
                                                                    ------------         ------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership
     units authorized; 5,162,909 limited partnership
     units outstanding at June 30, 1999 and
     December 31, 1998 .....................................          25,842,208           26,007,139
   General Partner .........................................             (35,324)             (48,798)
                                                                    ------------         ------------
                                                                      25,806,884           25,958,341
                                                                    ------------         ------------
                                                                    $ 28,122,382         $ 27,841,371
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                              June 30,
                                            ----------------------------        ----------------------------
                                               1999              1998              1999              1998
                                            ----------        ----------        ----------        ----------
Revenue:
   Rental revenue ..................        $2,352,688        $2,314,188        $4,632,671        $4,517,365
   Interest income on mortgage
     loan investments - affiliates .            33,387           147,631            65,575           337,919
   Other interest income ...........            37,805            40,064            78,604            79,152
                                            ----------        ----------        ----------        ----------
     Total revenue .................         2,423,880         2,501,883         4,776,850         4,934,436
                                            ----------        ----------        ----------        ----------
Expenses:
   Interest ........................             1,945            66,292             5,139           162,327
   Depreciation and
     amortization ..................           305,254           348,139           635,925           680,347
   Property taxes ..................           308,286           282,851           607,543           566,687
   Personnel costs .................           198,720           171,121           401,097           395,819
   Utilities .......................            93,146            91,549           207,491           197,951
   Repairs and maintenance .........           141,908           150,730           298,597           289,725
   Property management
     fees - affiliates .............           128,122           131,826           254,997           253,321
   Other property operating
     expenses ......................           121,450           129,309           261,307           277,121
   General and administrative ......           189,954           152,794           283,700           281,222
   General and administrative -
     affiliates ....................           243,310           232,128           473,613           459,501
                                            ----------        ----------        ----------        ----------
     Total expenses ................         1,732,095         1,756,739         3,429,409         3,564,021
                                            ----------        ----------        ----------        ----------

Net income .........................        $  691,785        $  745,144        $1,347,441        $1,370,415
                                            ==========        ==========        ==========        ==========

Net income allocable
   to limited partners .............        $  684,868        $  737,693        $1,333,967        $1,356,711
Net income allocable
   to General Partner ..............             6,917             7,451            13,474            13,704
                                            ----------        ----------        ----------        ----------
Net income .........................        $  691,785        $  745,144        $1,347,441        $1,370,415
                                            ==========        ==========        ==========        ==========

Net income per weighted
   average hundred limited
   partnership units ...............        $    13.27        $    14.19        $    25.84        $    26.09
                                            ==========        ==========        ==========        ==========

Distributions per weighted
   average hundred limited
   partnership units ...............        $       --        $       --        $    29.03        $    43.21
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                              Total
                                                     General             Limited             Partners'
                                                     Partner             Partners         Equity (Deficit)
                                                  -------------        ------------       ----------------
Balance at December 31, 1997 .............        $    (76,949)        $ 29,076,126         $ 28,999,177

Net income ...............................              13,704            1,356,711            1,370,415

Distributions to limited partners ........                  --           (2,247,060)          (2,247,060)
                                                  ------------         ------------         ------------

Balance at June 30, 1998 .................        $    (63,245)        $ 28,185,777         $ 28,122,532
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $    (48,798)        $ 26,007,139         $ 25,958,341

Net income ...............................              13,474            1,333,967            1,347,441

Distributions to limited partners ........                  --           (1,498,898)          (1,498,898)
                                                  ------------         ------------         ------------

Balance at June 30, 1999 .................        $    (35,324)        $ 25,842,208         $ 25,806,884
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Six Months Ended
                                                                          June 30,
                                                              --------------------------------
                                                                  1999                1998
                                                              ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ........................        $ 4,662,606         $ 4,713,734
   Cash paid to suppliers ............................         (1,464,794)         (1,481,619)
   Cash paid to affiliates ...........................           (383,650)           (411,812)
   Interest received .................................             78,604              79,152
   Interest received from affiliates .................             66,774             391,098
   Interest paid .....................................             (5,139)           (162,327)
   Property taxes paid ...............................           (426,571)           (389,315)
                                                              -----------         -----------
Net cash provided by operating activities ............          2,527,830           2,738,911
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ............................           (132,695)           (592,425)
   Proceeds from collection of mortgage loan
     investments - affiliates ........................                 --           5,724,999
   Mortgage loan investments - affiliates ............                 --             (75,000)
                                                              -----------         -----------
Net cash provided by (used in) investing
   activities ........................................           (132,695)          5,057,574
                                                              -----------         -----------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units .........            248,724             247,925
   Repayment of revolving credit agreement ...........                 --          (3,437,648)
   Repurchase of limited partnership units ...........           (332,928)           (332,928)
   Distributions to limited partners .................         (1,498,898)         (2,247,060)
                                                              -----------         -----------
Net cash used in financing activities ................         (1,583,102)         (5,769,711)
                                                              -----------         -----------

Net increase in cash and cash equivalents ............            812,033           2,026,774

Cash and cash equivalents at beginning of
   period ............................................          2,844,032           2,440,084
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 3,656,065         $ 4,466,858
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                       Six Months Ended
                                                                           June 30,
                                                              -------------------------------
                                                                 1999                 1998
                                                              -----------         -----------

Net income ...........................................        $ 1,347,441         $ 1,370,415
                                                              -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization .....................            635,925             680,347
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........             12,036                (386)
     Accounts receivable .............................            (40,241)            213,525
     Accrued interest receivable .....................              1,199              53,179
     Prepaid expenses and other assets ...............           (193,926)             (3,186)
     Accounts payable and accrued expenses ...........            156,950             (58,512)
     Accrued property taxes ..........................            180,972             177,372
     Payable to affiliates ...........................            344,960             301,010
     Security deposits and deferred rental
       revenue .......................................             82,514               5,147
                                                              -----------         -----------

       Total adjustments .............................          1,180,389           1,368,496
                                                              -----------         -----------

Net cash provided by operating activities ............        $ 2,527,830         $ 2,738,911
                                                              ===========         ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $1,027,131 and $768,885 were outstanding at June 30, 1999 and December 31, 1998, respectively.


Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                          1999           1998
                                                       -----------    ----------

Property management fees......................         $   254,997    $  253,321
Charged to general and administrative -
   affiliates:
   Partnership administration.................             158,544       147,977
   Asset management fee.......................             315,069       311,524
                                                       -----------    ----------
                                                       $   728,610    $  712,822
                                                       ===========    ==========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $75,000 during the first six months of 1998 and received $5,724,999 in proceeds from collections of loans to affiliates during the same period. No loans were made or repaid during the first six months of 1999.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5% or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $65,575 and $337,919 for the six months ended June 30, 1999 and 1998, respectively, of which $9,718 and $49,179, respectively, was paid or payable by the General Partner.

Payable to affiliates at June 30, 1999 and December 31, 1998 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
-------

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). The prime lending rate was 7.75% at June 30, 1999 and December 31, 1998 and was 8.5% at June 30, 1998. In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. An additional $75,000 was borrowed in January 1998. McPIF borrowed an additional $411,062 in May 1998 and repaid a $411,062 mortgage loan investment secured by Brice Road Office Building. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

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

NOTE 6.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $10.54.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $1,566,648.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and prepaid expenses and other assets during the second quarter of 1999 in the amount of $(193,842) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI. This overpayment of general and administrative expenses is included in prepaid expenses and other assets on the Balance Sheet at June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
--------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1998. The Partnership reported net income for the first six months of 1999 of $1,347,441 as compared to $1,370,415 for the first six months of 1998. Revenues were $4,776,850 for the first six months of 1999 and $4,934,436 for the same period in 1998. Expenses were $3,429,409 for the six months ended June 30, 1999 as compared to $3,564,021 for the comparable period in 1998.

Net cash provided by operating activities was $2,527,830 for the six months ended June 30, 1999. The Partnership expended $132,695 for capital improvements, paid $332,928 for the repurchase of limited partnership units (excluding a decrease in cash segregated for the repurchase of limited partnership units of $248,724) and distributed $1,498,898 to the limited partners. Cash and cash equivalents totaled $3,656,065 at June 30, 1999, a net increase of $812,033 from the balance at December 31, 1998.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXV and XXVI, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors, Inc. based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $10.54.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $78,003 and $157,586 for the three and six months ended June 30, 1999 as compared to the same periods in the prior year. The decrease was mainly due to a decrease in interest income on mortgage loan investments - affiliates, as discussed below.

Interest income on mortgage loan investments - affiliates decreased by $114,244 for the three months and $272,344 for the six months ended June 30, 1999 as compared to the same periods in 1998. The decrease was mainly due to the collection of approximately $5.7 million of affiliate loans in the second quarter of 1998.

Expenses:

Total expenses decreased by $24,644 and $134,612 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in the prior year. The decrease was mainly due to decreases in interest expense, as discussed below.

Interest expense for the three and six months ended June 30, 1999 decreased by $64,347 and 157,188, respectively, in relation to the comparable periods in the prior year, due to the payoff of the Partnership's line of credit in June 1998 and cancellation of the line of credit agreement in March 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,527,830 of cash through operating activities in the first six months of 1999 as compared to $2,738,911 for the same period in 1998. Interest received from affiliates decreased in 1999 due to the repayment of affiliate advances in June 1998, as previously discussed. This decrease in cash provided by operating activities was partially offset by a decrease in interest paid due to the repayment of the Partnership's line of credit in June 1998.

The Partnership expended $132,695 and $592,425 for capital improvements to its properties in the first six months of 1999 and 1998, respectively. In the first half of 1998, the roofs at AAA Sentry and Fountainbleau mini-storages were replaced and the exterior of Fountainbleau, Forest Hill, Margate and Kendall Sunset mini-storages were repainted.

The Partnership loaned $75,000 to an affiliate of the General Partner and received $5,724,999 in repayments of loans to affiliates in the first six months of 1998. No affiliate loans were made or repaid in the first half of 1999. In June 1998, the Partnership repaid the $3,437,648 balance of its revolving credit agreement.

The Partnership distributed $1,498,898 and $2,247,060 to the limited partners in the first six months of 1999 and 1998, respectively.

Short-term liquidity:

At June 30, 1999, the Partnership  held cash and cash equivalents of $3,656,065.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. See "Recent Developments" above.

The Partnership placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 3, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. Hearing and oral argument before the Court of Appeals was heard on January 26, 1999. Judgment was entered in favor of the partnerships on June 25, 1999 and the case was once again remanded to the Trial Court. The General Partner is investigating whether it is in the limited partners' best interest to continue to pursue this case.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Part 1,
         Item 1, Note 6.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXVII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner








August 16, 1999                   By: /s/  Ron K. Taylor
---------------                      -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




August 16, 1999                   By: /s/  Carol A. Fahs
---------------                      -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)