Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXVII LP
filed 1999-11-15
CIK 810481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended           September 30, 1999
                                     -------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,        December 31,
                                                                       1999                 1998
                                                                   -------------        ------------
ASSETS
-------

Real estate investments:
   Land ...................................................        $  4,196,277         $  4,196,277
   Buildings and improvements .............................          24,533,171           24,202,659
                                                                   ------------         ------------
                                                                     28,729,448           28,398,936
   Less:  Accumulated depreciation and amortization .......         (11,110,780)         (10,156,882)
                                                                   ------------         ------------
                                                                     17,618,668           18,242,054

Assets held for sale ......................................           4,657,903            4,613,386

Mortgage loan investment - affiliate ......................           1,306,488            1,306,488
Cash and cash equivalents .................................           4,834,279            2,844,032
Cash segregated for security deposits and repurchase
   of limited partnership units ...........................             300,630              467,207
Accounts receivable .......................................             244,784              178,537
Accrued interest receivable ...............................              11,544               12,206
Prepaid expenses and other assets .........................             213,519              177,461
                                                                   ------------         ------------
                                                                   $ 29,187,815         $ 27,841,371
                                                                   ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Accounts payable and accrued expenses .....................        $    106,377         $     70,657
Accrued property taxes ....................................             506,886                   --
Payable to limited partners ...............................                  --              332,928
Payable to affiliates .....................................           1,819,730            1,230,795
Security deposits and deferred rental revenue .............             278,564              248,650
                                                                   ------------         ------------
                                                                      2,711,557            1,883,030
                                                                   ------------         ------------

Partners' equity (deficit):
   Limited partners - 10,000,000 limited partnership
     units authorized; 5,162,909  limited partnership
     units outstanding at September 30, 1999 and
     December 31, 1998 ....................................          26,504,888           26,007,139
   General Partner ........................................             (28,630)             (48,798)
                                                                   ------------         ------------
                                                                     26,476,258           25,958,341
                                                                   ------------         ------------
                                                                   $ 29,187,815         $ 27,841,371
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

                       McNEIL REAL ESTATE FUND XXVII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                              ----------------------------        ----------------------------
                                                 1999               1998             1999               1998
                                              ----------        ----------        ----------        ----------
Revenue:
   Rental revenue ....................        $2,344,021        $2,362,797        $6,976,692        $6,880,162
   Interest income on mortgage
     loan investments - affiliates ...            34,846            39,927           100,421           377,846
   Other interest income .............            49,014            70,803           127,618           149,955
                                              ----------        ----------        ----------        ----------
     Total revenue ...................         2,427,881         2,473,527         7,204,731         7,407,963
                                              ----------        ----------        ----------        ----------
Expenses:
   Interest ..........................                --             1,345             5,139           163,672
   Depreciation and
     amortization ....................           317,973           321,946           953,898         1,002,293
   Property taxes ....................           326,347           281,859           933,890           848,546
   Personnel costs ...................           173,535           196,739           574,632           592,558
   Utilities .........................           116,921           124,444           324,412           322,395
   Repairs and maintenance ...........           153,303           142,457           451,900           432,182
   Property management
     fees - affiliates ...............           124,232           129,917           379,229           383,238
   Other property operating
     expenses ........................           130,583           138,532           391,890           415,653
   General and administrative ........           171,709           103,786           455,409           385,008
   General and administrative -
     affiliates ......................           243,904           219,919           717,517           679,420
                                              ----------        ----------        ----------        ----------
     Total expenses ..................         1,758,507         1,660,944         5,187,916         5,224,965
                                              ----------        ----------        ----------        ----------

Net income ...........................        $  669,374        $  812,583        $2,016,815        $2,182,998
                                              ==========        ==========        ==========        ==========

Net income allocable
   to limited partners ...............        $  662,680        $  804,457        $1,996,647        $2,161,168
Net income allocable
   to General Partner ................             6,694             8,126            20,168            21,830
                                              ----------        ----------        ----------        ----------
Net income ...........................        $  669,374        $  812,583        $2,016,815        $2,182,998
                                              ==========        ==========        ==========        ==========

Net income per weighted
   average hundred limited
   partnership units .................        $    12.83        $    15.47        $    38.67        $    41.56
                                              ==========        ==========        ==========        ==========

Distributions per weighted
   average hundred limited
   partnership units .................        $       --        $    63.00        $    29.03        $   106.21
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998


                                                                                              Total
                                                    General              Limited             Partners'
                                                    Partner              Partners         Equity (Deficit)
                                                  ------------         ------------       ----------------
Balance at December 31, 1997 .............        $    (76,949)        $ 29,076,126         $ 28,999,177

Net income ...............................              21,830            2,161,168            2,182,998

Distributions to limited partners ........                  --           (5,522,998)          (5,522,998)
                                                  ------------         ------------         ------------

Balance at September 30, 1998 ............        $    (55,119)        $ 25,714,296         $ 25,659,177
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $    (48,798)        $ 26,007,139         $ 25,958,341

Net income ...............................              20,168            1,996,647            2,016,815

Distributions to limited partners ........                  --           (1,498,898)          (1,498,898)
                                                  ------------         ------------         ------------

Balance at September 30, 1999 ............        $    (28,630)        $ 26,504,888         $ 26,476,258
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    Nine Months Ended
                                                                       September 30,
                                                             -------------------------------
                                                                1999                1998
                                                             -----------         -----------
Cash flows from operating activities:
   Cash received from tenants .......................        $ 6,910,627         $ 7,091,726
   Cash paid to suppliers ...........................         (2,166,332)         (2,177,976)
   Cash paid to affiliates ..........................           (507,811)           (596,640)
   Interest received ................................            127,618             149,955
   Interest received from affiliates ................            101,083             430,689
   Interest paid ....................................             (5,139)           (163,672)
   Property taxes paid ..............................           (427,004)           (389,746)
                                                             -----------         -----------
Net cash provided by operating activities ...........          4,033,042           4,344,336
                                                             -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale ...........................           (375,029)           (670,462)
   Proceeds from collection of mortgage loan
     investments - affiliates .......................                 --           5,724,999
   Mortgage loan investments - affiliates ...........                 --             (75,000)
                                                             -----------         -----------
Net cash provided by (used in) investing
   activities .......................................           (375,029)          4,979,537
                                                             -----------         -----------

Cash flows from financing activities:
   Net decrease in cash segregated for
     repurchase of limited partnership units ........            164,060             163,056
   Repayment of revolving credit agreement ..........                 --          (3,437,648)
   Repurchase of limited partnership units ..........           (332,928)           (332,928)
   Distributions to limited partners ................         (1,498,898)         (5,522,998)
                                                             -----------         -----------
Net cash used in financing activities ...............         (1,667,766)         (9,130,518)
                                                             -----------         -----------

Net increase in cash and cash equivalents ...........          1,990,247             193,355

Cash and cash equivalents at beginning of
   period ...........................................          2,844,032           2,440,084
                                                             -----------         -----------

Cash and cash equivalents at end of period ..........        $ 4,834,279         $ 2,633,439
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

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                                    Nine Months Ended
                                                                       September 30,
                                                             -------------------------------
                                                                1999                1998
                                                             -----------         -----------
Net income ..........................................        $ 2,016,815         $ 2,182,998
                                                             -----------         -----------

Adjustments to reconcile  net income to net cash
   provided  by  operating activities:
   Depreciation and amortization ....................            953,898           1,002,293
   Changes in assets and liabilities:
     Cash segregated for security deposits ..........              2,517             (18,085)
     Accounts receivable ............................            (66,247)            267,796
     Accrued interest receivable ....................                662              52,843
     Prepaid expenses and other assets ..............            (36,058)            (10,256)
     Accounts payable and accrued expenses ..........             35,720             (53,112)
     Accrued property taxes .........................            506,886             458,800
     Payable to affiliates ..........................            588,935             466,018
     Security deposits and deferred rental
       revenue ......................................             29,914              (4,959)
                                                             -----------         -----------

       Total adjustments ............................          2,016,227           2,161,338
                                                             -----------         -----------

Net cash provided by operating activities ...........        $ 4,033,042         $ 4,344,336
                                                             ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee, which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $30 per gross square foot for mini-storage warehouses and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $1,196,187 and $768,885 were outstanding at September 30, 1999 and December 31, 1998, respectively.


Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1999            1998
                                                    -----------      -----------

Property management fees.....................       $  379,229       $   383,238
Charged to general and administrative -
   affiliates:
   Partnership administration................          233,392           217,668
   Asset management fee......................          484,125           461,752
                                                    ----------       -----------
                                                    $1,096,746       $ 1,062,658
                                                    ==========       ===========

Under the terms of its amended partnership agreement, the Partnership is expressly permitted to make loans to affiliates of the General Partner, so long as such loans meet certain conditions, including that such loans bear interest at a rate of prime plus 2.5%, or prime plus 3.5% if the loan is junior to other indebtedness. These loans are secured by income-producing real estate and may be either junior or senior to other indebtedness secured by such property. The Partnership made loans to affiliates of $75,000 during the first nine months of 1998 and received $5,724,999 in proceeds from collections of loans to affiliates during the same period. No loans were made or repaid during the first nine months of 1999.

In order to induce the Partnership to lend funds to affiliates of the General Partner, the General Partner agreed to pay (i) the difference between the interest rate required by the Partnership's amended partnership agreement to be charged to affiliates and the interest rate actually paid by certain of those affiliates, and (ii) all points (1.5%, or 2% if the loan is junior to other indebtedness), closing costs and expenses. The Partnership recorded interest income on affiliate loans of $100,421 and $377,846 for the nine months ended September 30, 1999 and 1998, respectively, of which $14,658 and $57,821, respectively, was paid or payable by the General Partner.

Payable to affiliates at September 30, 1999 and December 31, 1998 consisted primarily of a performance incentive fee of $141,647 accrued in prior years, Partnership general and administrative expenses, asset management fees and prepaid interest. Except for the performance incentive fee and prepaid interest, all accrued fees are due and payable from current operations.

NOTE 4.
-------

On October 25, 1996, the Partnership agreed to loan an aggregate of $1.68 million to McNeil Pension Investment Fund, Ltd. ("McPIF"), an affiliate of the General Partner, at an interest rate of prime plus 1% per annum (the maximum rate allowed to be incurred by McPIF in connection with borrowings from affiliates pursuant to McPIF's partnership agreement). The prime lending rate was 8.25% and 7.75% at September 30, 1999 and December 31, 1998, respectively, and was 8.5% at September 30, 1998. In 1996, $820,426 was borrowed by McPIF pursuant to this commitment. An additional $75,000 was borrowed in January 1998. McPIF borrowed an additional $411,062 in May 1998 and repaid a $411,062 mortgage loan investment secured by Brice Road Office Building. This loan is secured by a first lien on Verre Center Office Building located in Chamblee, Georgia. Interest on the loan is payable monthly. Principal is payable in November 1999.

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $10.54.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1998. The Partnership reported net income for the first nine months of 1999 of $2,016,815 as compared to $2,182,998 for the first nine months of 1998. Revenues were $7,204,731 for the first nine months of 1999 and $7,407,963 for the same period in 1998. Expenses were $5,187,916 for the nine months ended September 30, 1999 as compared to $5,224,965 for the comparable period in 1998.

Net cash provided by operating activities was $4,033,042 for the nine months ended September 30, 1999. The Partnership expended $375,029 for capital improvements, paid $332,928 for the repurchase of limited partnership units (excluding a decrease in cash segregated for the repurchase of limited partnership units of $164,060) and distributed $1,498,898 to the limited partners. Cash and cash equivalents totaled $4,834,279 at September 30, 1999, a net increase of $1,990,247 from the balance at December 31, 1998.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $10.54.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $45,646 and $203,232 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in the prior year. The decrease was mainly due to a decrease in interest income on mortgage loan investments - affiliates, as discussed below.

Interest income on mortgage loan investments - affiliates decreased by $5,081 for the three months and $277,425 for the nine months ended September 30, 1999 as compared to the same periods in 1998. The decrease was mainly due to the collection of approximately $5.7 million of affiliate loans in the second quarter of 1998.

Other interest income for the three and nine months ended September 30, 1999 decreased by $21,789 and $22,337, respectively, as compared to the same periods in the prior year. The decrease was due to a greater average amount of cash available for short-term investment in 1998. Although the Partnership held a greater amount of cash and cash equivalents at September 30, 1999 as compared to September 30, 1998, the Partnership distributed approximately $5.5 million to the limited partners in the first nine months of 1998, approximately $3.3 million of which was distributed at the end of September 1998.

Expenses:

Total expenses increased by $97,563 and decreased by $37,049 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in the prior year. The overall decrease was mainly due to a decrease in interest expense, partially offset by an increase in property taxes, general administrative and general administrative - affiliates, as discussed below.

Interest expense for the three and nine months ended September 30, 1999 decreased by $1,345 and $158,533, respectively, in relation to the comparable periods in the prior year, due to the payoff of the Partnership's line of credit in June 1998 and cancellation of the line of credit agreement in March 1999.

Property taxes for the three and nine month periods ended September 30, 1999 increased by $44,488 and $85,344, respectively, as compared to the same periods in 1998. The increase was mainly due to an increase in the assessed taxable value of One Corporate Center I and III office buildings by taxing authorities.

General and administrative expenses for the three and nine months ended September 30, 1999 increased by $67,923 and $70,401, respectively, in relation to the same periods in 1998. The increase was mainly due to an increase in costs related to the transaction discussed in Item 1, Note 6, partially offset by a $(193,842) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999.

General and administrative expenses - affiliates increased by $23,985 and $38,097 for the three and nine month periods ended September 30, 1999, respectively, in relation to the same periods in 1998. The increase was mainly due to an increase in asset management fees, due to an increase in the tangible asset value of the Partnership, on which the fees are based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $4,033,042 of cash through operating activities in the first nine months of 1999 as compared to $4,344,336 for the same period in 1998. Interest received from affiliates decreased in 1999 due to the repayment of affiliate advances in June 1998, as previously discussed. This decrease was partially offset by a decrease in interest paid due to the repayment of the Partnership's line of credit in June 1998.

The Partnership expended $375,029 and $670,462 for capital improvements to its properties in the first nine months of 1999 and 1998, respectively. In the first nine months of 1998, the roofs at AAA Sentry and Fountainbleau mini-storages were replaced and the exterior of Fountainbleau, Forest Hill, Margate and Kendall Sunset mini-storages were repainted.

The Partnership loaned $75,000 to an affiliate of the General Partner and received $5,724,999 in repayments of loans to affiliates in the first nine months of 1998. No affiliate loans were made or repaid in the first nine months of 1999. In June 1998, the Partnership repaid the $3,437,648 balance of its revolving credit agreement.

The Partnership distributed $1,498,898 and $5,522,998 to the limited partners in the first nine months of 1999 and 1998, respectively.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $4,834,279. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

The Partnership expects to receive repayment of its remaining mortgage loan investment - affiliate in November 1999.

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

The Partnership placed AAA Century Airport Self-Storage and Burbank Mini-Storage on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         11. Statement regarding computation of Net Income per Hundred Limited Partnership Units. Net income per one hundred limited partnership units is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding (expressed in hundreds). Per unit information has been computed based on 51,629 and 51,999 weighted average limited partnership units (in hundreds) outstanding in 1999 and 1998, respectively.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                       MCNEIL REAL ESTATE FUND XXVII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXVII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner








November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)